Form 10QSB
period 1995-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1995-08-10
CIK 721673

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-13530


               DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)


             Delaware                                        62-1181565
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                     Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)       DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995



       Assets

            Cash:
              Unrestricted                                          $  868,132

              Restricted-tenant security deposits                       92,110

            Accounts receivable                                          7,158

            Escrows for taxes and insurance                             45,259
            Restricted escrows                                         264,315

            Other assets                                               297,537

            Investment properties:

              Land                                   $ 1,071,881
              Buildings and related personal
                property                              11,166,313

                                                      12,238,194

              Less accumulated depreciation           (5,330,006)    6,908,188

                                                                    $8,482,699
       Liabilities and Partners' Deficit

       Liabilities

            Accounts payable                                        $   59,524

            Tenant security deposits                                    92,806
            Accrued taxes                                              166,255

            Other liabilities                                          180,030

            Due to affiliates                                          320,830

            Mortgage notes payable                                   8,662,551

       Partners' Deficit
            General partners                         $   (71,683)

            Limited partners (751.84 units
             issued and outstanding)                    (927,614)     (999,297)

                                                                    $8,482,699

                   See Accompanying Notes to Financial Statements

      b)       DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,

                                         1995         1994            1995          1994
       Revenues:
          Rental income                $688,775     $633,893      $1,361,707     $1,241,435

          Other income                   68,058       37,059         115,919         71,468

                Total revenues          756,833      670,952       1,477,626      1,312,903

       Expenses:
          Operating                     174,141      182,839         327,629        344,766

          General and administrative     39,370       23,810          61,988         42,632

          Property management fees       37,356       32,195          73,148         64,023

          Maintenance                   110,859       67,775         170,491        134,607
          Depreciation                  116,185      103,884         237,649        206,554

          Interest                      219,734      221,435         439,885        443,272

          Property taxes                 63,189       63,419         114,120        121,788

                Total expenses          760,834      695,357       1,424,910      1,357,642
       Loss on disposal of property          --           --              --         (1,799)

          Net income (loss)            $ (4,001)    $(24,405)     $   52,716     $  (46,538)

       Net loss allocated to general
          partners (5%)                $   (200)    $ (1,220)     $    2,636     $   (2,327)


       Net loss allocated to limited
          partners (95%)                 (3,801)     (23,185)         50,080        (44,211)
                                       $ (4,001)    $(24,405)     $   52,716     $  (46,538)

       Net income per limited
          partnership unit             $  (5.06)    $ (30.84)     $    66.61     $   (58.80)


                   See Accompanying Notes to Financial Statements

      c)       DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)







                                             Limited
                                           Partnership   General       Limited
                                              Units      Partners      Partners          Total


       Original capital contributions        751.84     $  1,000     $15,008,000     $15,009,000

       Partners' deficit at December 31
          1994                               751.84     $(66,620)    $  (831,418)    $  (898,038)

       Cash distributions for the
          six months ended June 30,
          1995                                   --       (7,699)       (146,276)       (153,975)
       Net income for the six months
          ended June 30, 1995                    --        2,636          50,080          52,716

       Partners' deficit at June 30,
       1995                                  751.84     $(71,683)    $  (927,614)    $  (999,297)


                   See Accompanying Notes to Financial Statements

      d)       DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                             Six Months Ended
                                                                  June 30,

                                                             1995            1994
       Cash flows from operating activities:

          Net income (loss)                               $  52,716       $ (46,538)
          Adjustments to reconcile net income (loss) to
             net cash provided by operating activities:

             Depreciation                                   237,649         206,554

             Amortization of discounts, loan fees, and
              leasing commissions                            31,116          30,720

             Loss on disposal of property                        --           1,799
             Change in accounts:

               Restricted cash                               (5,641)         (6,239)

               Accounts receivable                            8,116          (6,975)

               Escrows for taxes and insurance               96,413          70,299
               Other assets                                 (28,500)        (36,020)

               Accounts payable                              (2,563)        (16,786)

               Tenant security deposit liabilities            5,720           6,239

              Accrued taxes                                 (75,404)        (33,896)
              Other liabilities                              65,302          (6,883)

                  Net cash provided by
                      operating activities
                                                            384,924         162,274

       Cash flows from investing activities:

          Property improvements and replacements            (91,763)       (254,989)
          Deposits to restricted escrows                    (36,656)        (36,259)

          Receipts from restricted escrows                    3,119          19,302

                  Net cash used in
                      investing activities                 (125,300)       (271,946)



             See Accompanying Notes to Consolidated Financial Statements

              DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                                     (Unaudited)



                                                             Six Months Ended
                                                                  June 30,

                                                             1995            1994
       Cash flows from financing activities:

          Payments on mortgage notes payable              $ (47,236)      $ (43,454)
          Cash distributions to partners                   (153,975)             --

             Net cash used in financing
                  activities                               (201,211)        (43,454)

       Net increase (decrease) in cash                       58,413        (153,126)

       Cash at beginning of period                          809,719         995,230
       Cash at end of period                              $ 868,132       $ 842,104

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $ 408,770       $ 412,553


                   See Accompanying Notes to Financial Statements

      e)       DAVIDSON DIVERSIFIED REAL ESTATE I LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Transactions with Affiliated Parties

         Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership s Managing General Partner. As a result, affiliates of Insignia provide property management and asset management services to the Partnership.

         The following payments were made to Insignia and its affiliates for the six months ended June 30, 1995, and June 30, 1994:


                                                         1995           1994


           Property management fees - Insignia        $73,148           $64,023

           Data processing services                     1,115             1,025

           Marketing services                             294             2,657
           Reimbursement for services of
           affiliates                                  44,229            32,610

           The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

           The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy by property for the six months ended June 30, 1995 and 1994:



                                                             Average
                                                           Occupancy

                                                         1995        1994
       Ashley Woods Apartments
          Cincinnati, Ohio                               95%          83%
       Versailles on the Lake Apartments
          Fort Wayne, Indiana                            93%          94%

         The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased concessions and other leasing incentives since 1994. In addition, the rehabilitation of the property's exterior has enhanced its ability to compete in the Cincinnati market.

         The Partnership's net income for the six months ended June 30, 1995, was $52,716 compared to a net loss of $46,538 for the corresponding period in 1994. The Partnership incurred a net loss of $4,001 for the three months ended June 30, 1995, compared to a net loss of $24,405 for the three months ended June 30, 1994. Rental income increased for the three and six months ended June 30, 1995, primarily due to the 12% increase in occupancy at Ashley Woods, in addition to rental rates increasing at both properties. Other income also increased for the three and six months ending June 30, 1995, due to increases at Ashley Woods in cleaning and damage fees totalling approximately $14,000, lease cancellation fees totalling approximately $9,000, and increased pet fees and laundry income at both properties. Total expenses increased for the three and six months ended June 30, 1995, due primarily to increases in maintenance and depreciation expenses. The increase in maintenance expense was due primarily to increases in interior building repairs and parking lot paving and striping at Ashley Woods. The increase in depreciation expense relates to major exterior rehabilitation at Ashley Woods that was completed in June 1994 in combination with other property improvements and replacements at both properties. The loss on disposal of property related to roof replacements at Versailles on the Lake during the second quarter of 1994.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         The Partnership held unrestricted cash of $868,132 at June 30, 1995, and unrestricted cash of $842,104 at June 30, 1994. Net cash provided by operating activities increased due to increased revenues as noted above in combination with increases in other liabilities. Net cash used in investing activities decreased due to reduced levels of property improvements and replacements partially offset by reduced receipts from restricted escrows. Net cash used in financing activities increased due to distributions paid to partners during the six months ended June 30, 1995.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,662,551, net of discount, is amortized over varying periods. Of this amount, $6,027,207, which matures in 2000, relates to Ashley Woods and $2,635,344, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or the debt refinanced. No cash distributions were made in 1994. Cash distributions of $153,975 were made during the first six months of 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

                             PART II - OTHER INFORMATION



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DAVIDSON DIVERSIFIED REAL ESTATE I

                                          By:   Davidson Diversified
                                                Properties, Inc.
                                                Managing General Partner



                                          By:   /s/Carroll D. Vinson

                                                Carroll D. Vinson
                                                President



                                          By:   /s/Robert D. Long, Jr.
                                                Robert D. Long, Jr.
                                                Controller and Principal
                                                Accounting Officer



                                          Date: