Form 10QSB
period 1995-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1995-11-14
CIK 721673

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


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

                  For the transition period.........to.........

                         Commission file number 0-13530


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.
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

ITEM 1.  FINANCIAL STATEMENTS

a)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
  Cash:
    Unrestricted                                                $  781,237
    Restricted-tenant security deposits                             92,152
  Accounts receivable                                                9,788
  Escrows for taxes and insurance                                  123,200
  Restricted escrows                                               284,470
  Other assets                                                     271,565
  Investment properties:
    Land                                         $ 1,071,881
    Buildings and related personal property       11,246,788
                                                  12,318,669
    Less accumulated depreciation                 (5,453,112)    6,865,557

                                                                $8,427,969

 Liabilities and Partners' Deficit
 Liabilities
  Accounts payable                                              $   11,799
  Tenant security deposits                                          92,489
  Accrued taxes                                                    227,051
  Other liabilities                                                122,744
  Due to affiliates                                                320,830
  Mortgage notes payable                                         8,642,791

 Partners' Deficit
  General partners                               $   (71,205)
  Limited partners (751.84 units
    issued and outstanding)                         (918,530)     (989,735)

                                                                $8,427,969


[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                                   1995         1994            1995         1994
 Revenues:
    Rental income                $695,996     $666,049      $2,057,703    $1,907,484
    Other income                   57,382       52,174         173,301       123,642
          Total revenues          753,378      718,223       2,231,004     2,031,126
 Expenses:
    Operating                     169,234      172,361         496,863       502,307
    General and administrative     23,962       20,395          85,950        77,847
    Property management fees       37,236       34,390         110,384        98,413
    Maintenance                   108,524      155,845         279,015       290,452
    Depreciation                  123,106      127,270         360,755       333,824
    Interest                      219,284      221,025         659,169       664,297
    Property taxes                 62,470       52,930         176,590       174,718
          Total expenses          743,816      784,216       2,168,726     2,141,858

 Loss on disposal of property          --           --              --        (1,799)

    Net income (loss)            $  9,562     $(65,993)     $   62,278    $ (112,531)

 Net income (loss) allocated
    to general partners (5%)     $    478     $ (3,300)     $    3,114    $   (5,627)
 Net income (loss) allocated
    to limited partners (95%)       9,084      (62,693)         59,164      (106,904)

                                 $  9,562     $(65,993)     $   62,278    $ (112,531)

 Net income (loss) per limited
    partnership unit             $  12.08     $ (83.39)     $    78.69    $  (142.19)

[FN]

           See Accompanying Notes to Consolidated Financial Statements


c)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners      Partners          Total
 Original capital contributions      751.84     $  1,000     $15,008,000     $15,009,000
 Partners' deficit at
    December 31, 1994                751.84     $(66,620)    $  (831,418)    $  (898,038)
 Distributions to partners for
    the nine months ended
    September 30, 1995                   --       (7,699)       (146,276)       (153,975)
 Net income for the nine months
    ended September 30, 1995             --        3,114          59,164          62,278
 Partners' deficit at
    September 30, 1995               751.84     $(71,205)    $  (918,530)    $  (989,735)


[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         1995             1994
 Cash flows from operating activities:
    Net income (loss)                                  $  62,278       $(112,531)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                      360,755         333,824
       Amortization of discounts and loan fees            46,765          46,158
       Loss on disposal of property                           --           1,799
       Change in accounts:
         Restricted cash                                  (5,683)        (12,065)
         Accounts receivable                               5,486          (8,034)
         Escrows for taxes and insurance                  18,472          24,334
         Other assets                                    (13,569)        (20,201)
         Accounts payable                                (50,288)         39,191
         Tenant security deposit liabilities               5,403          14,364
         Accrued taxes                                   (14,608)        (12,935)
         Other liabilities                                 8,016             784

            Net cash provided by operating
                activities                               423,027         294,688

 Cash flows from investing activities:

    Property improvements and replacements              (172,238)       (512,960)
    Deposits to restricted escrows                       (56,811)        (57,187)
    Receipts from restricted escrows                       3,119         231,260

            Net cash used in investing activities       (225,930)       (338,887)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (71,604)        (65,869)
    Distributions to partners                           (153,975)             --

            Net cash used in financing activities       (225,579)        (65,869)

 Net decrease in cash                                    (28,482)       (110,068)

 Cash at beginning of period                             809,719         995,230

 Cash at end of period                                 $ 781,237       $ 885,162

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $ 612,404       $ 618,139

[FN]

           See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


Supplemental Disclosure of Non-cash Activity


Property improvements and replacements

Accounts payable included $73,137 at September 30, 1994, for non-cash amounts in connection with property improvements and replacements.

           See Accompanying Notes to Consolidated Financial Statements

e)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

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

   The following payments were made to Insignia and its affiliates for the nine months ended September 30, 1995, and September 30, 1994:

                                                  1995            1994

   Property management fees                    $110,384           $98,413
   Data processing services                       1,550             1,800
   Marketing services                             1,305             3,197
   Reimbursement for services of affiliates      57,851            48,915

  The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy by property for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 Ashley Woods Apartments
    Cincinnati, Ohio                               95%          86%
 Versailles on the Lake Apartments
    Fort Wayne, Indiana                            95%          94%

   The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased levels of concessions and other leasing incentives and the rehabilitation of the property's exterior has enhanced its ability to compete in the Cincinnati market.

   The Partnership realized net income of $62,278 for the nine months ended September 30, 1995, compared to a net loss of $112,531 for the corresponding period of 1994. The Partnership realized net income of $9,562 for the three months ended September 30, 1995, compared to a net loss of $65,993 for the corresponding period of 1994. Total revenues increased primarily due to increases in other income in combination with 9% rent increases at Versailles on the Lake in February 1995 and increased occupancy at Ashley Woods. Other income increased due to increases in lease cancellation fees totalling approximately $16,500 and cleaning & damages fees totalling approximately $18,500 at Ashley Woods along with increases in laundry income and legal fees at both properties. Total expenses were comparable for the three and nine months ended September 30, 1995. Maintenance expenses decreased for the three months ended September 30, 1995, due to decreases in contract cleaning, snow removal, and other decorating contracts at Ashley Woods. The loss on disposal of property related to roof replacements at Versailles on the Lake during the second quarter of 1994.

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

   The Partnership held unrestricted cash of $781,237 at September 30, 1995, compared to unrestricted cash of $885,162 at September 30, 1994. Net cash provided by operating activities increased for the nine months ended September 30, 1995, due to increased rental revenues and other income as noted above. Net cash used in investing activities decreased for the nine months ended September 30, 1995, due to reduced levels of property improvements and replacements. Net cash used in financing activities increased for the nine months ended September 30, 1995, due to the distributions paid to partners.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,642,791, net of discount, is amortized over varying periods. Of this amount, $6,019,212, maturing in 2000, relates to Ashley Woods and $2,623,579, maturing in 2002, relates to Versailles on the Lake. Prior to or at maturity, the properties will either be sold or the debt refinanced. No cash distributions were made in 1994. Cash distributions of $153,975 were made during the nine months ended September 30, 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.


                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereuonto duly authorized.


                              DAVIDSON DIVERSIFIED REAL ESTATE I


                               By:  Davidson Diversified Properties, Inc.
                                    Managing General Partner



                                By:  /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President



                                  By: /s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer



                                        Date: November 14, 1995