Form 10KSB
period 1995-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1996-03-13
CIK 721673

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-13530


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.
                 (Name of small business issuer in its charter)

          Delaware                                            62-1181565
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,955,837

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated November 16, 1983 (included in Registration Statement, No. 2-84436 of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.   Description of Business

   Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").

   The offering of the Registrant's limited partnership units ("Units") commenced on November 16, 1983, and terminated on September 14, 1984. The Registrant received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200.

   The Registrant's primary business is to acquire, own, operate and ultimately dispose of existing income-producing residential real properties. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

   All of the net proceeds of the offering were invested in the Registrant's six properties, four of which have since been sold or foreclosed upon. See "Item 2. Description of Properties," below for a description of the Registrant's remaining properties.

   The Registrant receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Registrant financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

   Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

   At this time, it appears that the investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, investors may not receive a return of a portion of their initial capital contributions.

   For the year ended December 31, 1995, the Registrant's properties accounted for, in the aggregate, in excess of 99% of the Registrant's gross revenues. Each of the properties was acquired prior to December 31, 1984.

Competition

   The real estate business is highly competitive. The Registrant's properties are subject to competition from similar properties in the vicinity in which each property is located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Employees

   The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the Managing General Partner. See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1994 and 1995.


Item 2.  Description of Properties

   The following table sets forth the Registrant's investments in properties:

                          Date of
 Property                 Purchase     Type of Ownership           Use


 Versailles on the Lake   04/05/84   Fee ownership subject      Apartment
                                     to first and second        156 units
                                     mortgages.

 Ashley Woods Apts.       07/31/84   Fee ownership subject      Apartment
                                     to first mortgage.         352 units


Schedule of Properties:

                        Gross
                       Carrying    Accumulated     Useful               Federal
 Property                Value     Depreciation     Life     Method    Tax Basis
 Versailles on the
    Lake             $ 4,238,654    $1,980,204    5-25 yrs    S/L     $1,406,005

 Ashley Woods          8,137,625     3,598,921    5-25 yrs    S/L      3,254,714

                     $12,376,279    $5,579,125                        $4,660,719

   See Note A of the financial statements included in "Item 7" for a description of the Registrant's depreciation policy.


Schedule of Mortgages:

                           Principal                                     Principal
                           Balance At                                     Balance
                          December 31,  Interest    Period    Maturity     Due At
 Property                     1995        Rate     Amortized    Date      Maturity
 Ashley Woods
    1st mortgage           $6,011,015     10.0%     20 yrs    07/01/00   $5,822,947

 Versailles on the Lake
    1st mortgage            2,674,487     7.6%     21.42 yrs  11/15/02    2,071,366
    2nd mortgage               88,446     7.6%        (1)     11/15/02       88,446

                            8,773,948
 Less unamortized
    discounts                (151,379)

         Total             $8,622,569

   (1) Interest only payments.


   Schedule of Rental Rates and Occupancy:

                                    Average Annual                  Average
                                     Rental Rates                  Occupancy
 Property                       1995            1994           1995       1994

 Ashley Woods(1)          $5,961/unit       $5,899/unit         94%        88%

 Versailles on the Lake    5,509/unit        5,328/unit         94%        94%

   (1) The Managing General Partner attributes the increase in occupancy at Ashley Woods Apartments to increased levels of concessions and other leasing incentives along with the rehabilitation of the property's exterior, which has enhanced its ability to compete in the Cincinnati market.

   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Registrant are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available space.

   Schedule of Real Estate Taxes and Rates:

                                      1995          1995
                                     Taxes          Rate

  Ashley Woods                     $138,219        4.38%
  Versailles on the Lake             89,100        9.06%


Item 3.   Legal Proceedings

   The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


Item 4.   Submission of Matters to a Vote of Security Holders

   During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.   Market for Partnership Equity and Related Partner Matters

   There is no established market for the Units and it is not anticipated that any will exist in the foreseeable future. As of January 1996, there were approximately 1,142 holders of record owning an aggregate of 751.59 Units.

   Distributions to partners for the year ended December 31, 1995, were $153,975. There were no distributions to partners for the year ended December 31, 1994.

   Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

   The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership
Agreement.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The Partnership realized net income of $22,665 for the year ended December 31, 1995, compared to a net loss of $128,025 for the year ended December 31, 1994. The increase in net income for 1995 is attributable to increased revenues for the year. Rental income increased due to rent increases at both investment properties, combined with an increase in occupancy from 88% in 1994, to 94% in 1995, at Ashley Woods Apartments. The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased levels of concessions and other leasing incentives along with the rehabilitation of the property's exterior, which has enhanced its ability to compete in the Cincinnati market. Other income increased due to an increase in lease cancellation fees at both properties totalling approximately $22,000 and an increase in cleaning and damage fees at Ashley Woods totalling approximately $13,000.

    Overall expenses increased slightly for the year ended December 31, 1995, compared to the year ended December 31, 1994. Maintenance expense increased during 1995, compared to 1994, due to an increase in interior building repairs, swimming pool repairs and parking lot paving and striping at Ashley Woods. Depreciation expense increased in 1995 as a result of the major exterior rehabilitation at Ashley Woods that was completed in June 1994 in combination with other property improvements and replacements at both properties in 1995. The loss on disposal of property of $31,151 in 1994 represents the write-off of old roofs that were replaced.

    The Managing General Partner continues to monitor the rental market environment in each location of its apartment properties to assess the feasibility of increasing rents and maintaining or increasing occupancy levels to protect the Partnership from increases in expenses. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity

    At December 31, 1995, the Partnership had unrestricted cash of $867,531 compared to unrestricted cash of $809,719 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of the revenue increases noted above. Net cash used in investing activities decreased due to fewer property improvements and replacements at both of the Partnership's investment properties. Net cash used in financing activities increased due to the distribution to partners of $153,975 made during the first quarter of 1995.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or are funded from the restricted escrows.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The Partnership made a distribution to partners of $153,975 during the first quarter of 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and property sales.


Item 7.  Consolidated Financial Statements


DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Auditors

        Consolidated Balance Sheet   December 31, 1995

        Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

        Consolidated Statements of Changes in Partners Deficit - Years ended December 31, 1995 and 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

        Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                ERNST & YOUNG LLP


Greenville, South Carolina
February 6, 1996




                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995


 Assets
   Cash:
     Unrestricted                                                     $  867,531
     Restricted-tenant security deposits                                  87,377
   Accounts receivable                                                    13,596
   Escrows for taxes and insurance                                       156,152
   Restricted escrows                                                    294,022
   Other assets                                                          245,623
   Investment properties (Notes A, C and F):
     Land                                             $ 1,071,881
     Buildings and related personal property           11,304,398
                                                       12,376,279
     Less accumulated depreciation                     (5,579,125)     6,797,154

                                                                      $8,461,455

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                   $   46,378
   Tenant security deposits                                               86,153
   Accrued taxes                                                         231,774
   Other liabilities                                                     183,099
   Due to affiliates (Note B)                                            320,830
   Mortgage notes payable (Note C)                                     8,622,569

 Partners' Deficit
   General partners                                    $   (73,186)
   Limited partners (751.59 units
     issued and outstanding)                              (956,162)   (1,029,348)

                                                                      $8,461,455


           See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Years Ended December 31,
                                                              1995         1994
 Revenues:
    Rental income                                        $2,731,155     $2,564,748
    Other income                                            224,682        190,984
          Total revenues                                  2,955,837      2,755,732

 Expenses:
    Operating                                               678,757        680,311
    General and administrative                              119,118        104,792
    Property management fees                                146,668        134,486
    Maintenance                                             397,570        365,943
    Depreciation                                            486,768        444,473
    Interest                                                877,711        884,902
    Property taxes                                          226,580        237,699
          Total expenses                                  2,933,172      2,852,606

 Loss on disposal of property                                    --        (31,151)

    Net income (loss) (Note D)                           $   22,665     $ (128,025)

 Net income (loss) allocated to general partners (5%)    $    1,133     $   (6,401)

 Net income (loss) allocated to limited partners (95%)       21,532       (121,624)

                                                         $   22,665     $ (128,025)

 Net income (loss) per limited partnership unit:
 (based on 751.59 and 751.84 limited partnership
 units outstanding during the periods,
 respectively)                                           $    28.65     $  (161.77)

           See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                     Limited
                                   Partnership   General       Limited
                                      Units      Partners      Partners          Total
 Original capital contributions      751.84     $  1,000     $15,008,000      $15,009,000

 Partners' deficit at
    December 31, 1993                751.84     $(60,219)    $  (709,794)     $  (770,013)

 Net loss for the year ended
    December 31, 1994                    --       (6,401)       (121,624)        (128,025)

 Partners' deficit at
    December 31, 1994                751.84      (66,620)       (831,418)        (898,038)

 Distributions to partners               --       (7,699)       (146,276)        (153,975)

 Abandonment of limited
    partnership units (Note A)         (.25)          --              --               --

 Net income for the year ended
    December 31, 1995                    --        1,133          21,532           22,665

 Partners' deficit at
    December 31, 1995                751.59     $(73,186)    $  (956,162)     $(1,029,348)

           See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Years Ended December 31,
                                                          1995            1994
 Cash flows from operating activities:
    Net income (loss)                                  $  22,665       $(128,025)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                      486,768         444,473
       Amortization of discounts and loan fees            62,467          61,647
       Loss on disposal of property                           --          31,151
       Change in accounts:
         Restricted cash                                    (908)        (14,377)
         Accounts receivable                               1,678         (10,053)
         Escrows for taxes and insurance                 (14,480)         (5,588)
         Other assets                                      1,332          (4,427)
         Accounts payable                                (15,709)         40,564
         Tenant security deposit liabilities                (933)         14,994
         Accrued taxes                                    (9,885)          5,574
         Other liabilities                                68,371         (15,054)

            Net cash provided by operating
                activities                               601,366         420,879

 Cash flows from investing activities:
    Property improvements and replacements              (229,848)       (672,531)
    Deposits to restricted escrows                       (75,143)        (49,048)
    Receipts from restricted escrows                      11,899         203,946

            Net cash used in investing activities       (293,092)       (517,633)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (96,487)        (88,757)
    Distributions to partners                           (153,975)             --

            Net cash used in financing activities       (250,462)        (88,757)

 Net increase (decrease) in cash                          57,812        (185,511)

 Cash at beginning of year                               809,719         995,230

 Cash at end of year                                   $ 867,531       $ 809,719

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $ 815,524       $ 823,254

           See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1995

Note A   Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate I, L.P. (the "Partnership") is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and a 99.9%
owned  partnership.    All  significant  inter-partnership  balances  have  been
eliminated.

Allocations to Partners

Net earnings (loss) of the Partnership and taxable income (loss) are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.

Allocation of net income for tax purposes, arising from the occurrence of a sale or refinancing shall be allocated as follows:


   First, an amount equal to the aggregate deficit in the capital accounts of the General and Limited Partners having deficits in their capital accounts shall be allocated to each such partner in the same ratio as the deficit such partner s capital account bears to the aggregate of all such partners deficits.

   Second, to the Limited Partners in an amount equal to the cash distributed to them from a sale or refinancing.

   Third, the remainder, if any, five percent (5%) to the General Partners and ninety-five percent (95%) to the Limited Partners.

Distributions of cash from sales or refinancings shall be distributed in the following order of priority:

   First, to the Limited Partners, an amount which when added to all prior distributions of cash from sales or refinancings shall equal their original invested capital, plus an amount which, when added to all prior distributions to the Limited Partners (excluding distributions which are deducted in the calculation of adjusted invested capital), will equal 8% per annum cumulative noncompounded on their adjusted invested capital, commencing the last day of the calendar quarter in which each Limited Partner is admitted to the Partnership through the date of payment.

Note A - Organization and Significant Accounting Policies (continued)

   Second, to an affiliate of the general partners, an amount equal to its subordinated real estate commission, which fee is equal to the lesser of (i) 3% of the gross sales price of a property or (ii) one-half of the competitive commission, as defined, but may only be paid after the Limited Partners have received their priority distributions as discussed in the previous paragraph.

   Third,  85% of the remaining cash  from sales or refinancings  to the Limited
   Partners and  15% of the   remaining cash from  sales or refinancings  to the
   General Partners.

Abandoned Units

During 1995, the number of limited partnership units decreased by .25 due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Investment Properties

During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Cash

The Partnership considers only unrestricted cash to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Note A - Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

The  Partnership expenses  the costs  of advertising  as incurred.   Advertising
expense, included in operating expenses, was $30,318 and $39,384 for the years ended December 31, 1995 and 1994, respectively.

Restricted Escrows

1) Reserve Account

A general Reserve Account of $156,000 was established in 1992 from the REMIC refinancing proceeds for the refinanced property to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equalled $1,000 per apartment unit or $156,000 in total. At December 31, 1995, this reserve totalled $156,919.

2) Replacement Reserve

A replacement reserve account has been established with the mortgagee for Ashley Woods, and these funds will be used, as needed, to make necessary repairs and replacements. At December 31, 1995, this reserve totalled $137,103.

Present Value Discounts

Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized using the interest method over the life of the related debt. The amortization expense is included in interest expense.

Loan Costs

Loan costs are being amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

Note A - Organization and Significant Accounting Policies (continued)

Leases

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash

The  Partnership requires security  deposits from all apartment  lessees for the
duration  of the  lease.   Deposits  are refunded  when  the tenant  vacates the
apartment if there has been no damage to the unit.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B   Due to Affiliates

The Partnership is liable to a company affiliated with the Managing General Partner through common ownership for real estate commissions in the amounts of $124,500 for Revere Village and $196,330 for Essex which were sold in previous years. Payment of the commissions will not be made to the affiliated company until after payment to the limited partners of their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.



Note C   Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                           Principal      Monthly                         Principal
                          Balance At      Payment    Stated                Balance
                          December 31,   Including  Interest   Maturity    Due At
 Property                    1995        Interest     Rate       Date     Maturity
 Ashley Woods              $6,011,015     $52,870     10.0%    07/01/00  $5,822,947

 Versailles on the Lake
   1st mortgage             2,674,487      22,571     7.6%     11/15/02   2,071,366
   2nd mortgage                88,446         560     7.6%     11/15/02      88,446

                            8,773,948     $76,001

 Less unamortized
   discounts                 (151,379)

      Totals               $8,622,569


The above non-recourse mortgages are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during the REMIC refinancing discussed in Note A above. The fee for the interest rate reduction was $205,201 and is being amortized as a loan discount using the interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The estimated fair values of the Partnership's aggregate debt is approximately $9,077,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.



Note C   Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

     Years Ending December 31,
               1996                            $  104,876
               1997                               114,037
               1998                               124,014
               1999                               134,882
               2000                             5,943,047
               Thereafter                       2,353,092
                                               $8,773,948

Note D   Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable income
(loss) result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net income (loss) and Federal taxable income (loss):


                                        1995               1994


 Net income (loss) as reported        $ 22,665          $(128,025)
 Add (deduct)
    Depreciation differences           (66,649)           (72,653)
    Unearned income                     76,413            (11,397)
    Miscellaneous                      (11,104)            37,545

 Federal taxable income (loss)        $ 21,325          $(174,530)

 Federal taxable income (loss)
    per limited partnership unit      $  26.95          $ (220.53)

Note D - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1995:

       Net deficit as reported                             $(1,029,348)
       Differences in basis of assets and liabilities:
         Buildings and Land                                    136,576
         Accumulated depreciation                           (2,273,010)
         Basis difference in lower tier partnership            374,636
         Other                                                 136,986
       Net deficit - Federal tax basis                     $(2,654,160)


Note E   Transactions with Affiliated Parties

Affiliates of Insignia Financial Group, Inc. ("Insignia") own controlling ownership interest in the Partnership s Managing General Partner. As a result, affiliates of Insignia provide property management and asset management services to the Partnership.

The following payments were made to Insignia and its affiliates in 1995 and 1994:

                                                        1995         1994
       Property management fees                       $146,668     $134,486
       Data processing services                          3,135        2,325
       Marketing services                                2,289        4,236
       Reimbursement for services of affiliates         82,703       68,481

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



Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership

                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
 Description             Encumbrances       Land       Property     Acquisition
 Versailles on the Lake
     Apartments
     Fort Wayne, Indiana   $2,762,933   $  191,447    $3,847,517     $  199,690

 Ashley Woods Apartments
     Cincinnati, Ohio       6,011,015      880,434     5,814,753      1,442,438

        Totals             $8,773,948   $1,071,881    $9,662,270     $1,642,128



                                  Gross Amount At Which Carried
                                         At December 31, 1995

                                              Buildings
                                             And Related
                                               Personal                    Accumulated       Date of         Date    Depreciable
Description                        Land        Property       Total        Depreciation    Construction    Acquired  Life-Years
Versailles on the Lake
  Apartments
   Fort Wayne, Indiana         $  191,447    $4,047,207    $4,047,207     $1,980,204           1970          04/84      5-25

Ashley Woods
   Cincinnati, Ohio               880,434    7,257,191      8,137,625      3,598,921           1971          07/84      5-25

         Totals                $1,071,881  $11,304,398    $12,376,279     $5,579,125


The depreciable lives  included above  are for the  buildings and related  personal property.  The depreciable  lives for  related personal  property are  for 5  to 15 years.



Note F - Investment Properties and Accumulated Depreciation (continued)


Reconciliation of  Investment Properties and Accumulated Depreciation :

                                               Year Ended December 31,
                                               1995              1994

 Investment Properties

 Balance at beginning of year               $11,074,550      $10,495,536
     Property improvements                      229,848          672,531
     Disposal of property                            --          (93,517)

 Balance at end of year                     $11,304,398      $11,074,550

 Accumulated Depreciation

 Balance at beginning of year                $5,092,357      $ 4,710,250
     Depreciation expense                       486,768          444,473
     Disposal of property                            --          (62,366)

 Balance at end of year                      $5,579,125      $ 5,092,357

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $12,512,854 and $12,283,006, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $7,852,135 and $7,298,718, respectively.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The names of the directors and executive officers of Davidson Diversified Properties, Inc., the Partnership's Managing General Partner, their ages and the nature of all positions with Davidson Diversified Properties, Inc. presently held by them are as follows:

Name                               Age               Position

Carroll D. Vinson                  55                President

Robert D. Long, Jr.                28                Controller and Principal
                                                     Accounting Officer

William H. Jarrard, Jr.            49                Vice President

John K. Lines                      36                Secretary

Kelley M. Buechler                 38                Assistant Secretary


  Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm)
and engaged in various  other investment and  consulting activities.   Briefly,
in early  1993, Mr. Vinson served as President and Chief Executive Officer of
Angeles Corporation, a  real estate  investment firm.   From  1991 to 1993,
Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

  Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

  William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

   John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Oewen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney
with Banc One Corporation in  Columbus, Ohio.   From May 1984  until October
1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

  Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

 The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See "Item 12." below and Note E of the Notes to the Consolidated Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of February 1996, no Unit holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

   As of February 1996, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


Item 12.  Certain Relationships and Related Transactions

   Davidson Diversified Properties, Inc., the Managing General Partner of the Registrant, is owned by MAE GP Corporation, an affiliate of Insignia.

   The majority of general partner and limited partner interests in Diversified Equities, Ltd., the Associate General Partner, are owned by MAE Investments, Inc. and Insignia Jacques-Miller, L.P., respectively, both of whom are affiliates of Insignia. Effective January 1, 1992, management and administrative services were assumed by affiliates of Insignia. Amounts for management services paid to these affiliates in 1995 and 1994 were $146,668
and $134,486,  respectively.   Reimbursements for administrative services were
paid to affiliates of Insignia during 1995 and 1994 in the amounts of $82,703 and $68,481, respectively.

   The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Registrant. The fee is 5% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Registrant has distributed, to all limited partners, adjusted cash from operations in any year equal to 8% of their
adjusted invested capital as defined in  the Partnership Agreement.   Because
the likelihood of  payment of  the fee is remote, the fee has not been accrued.


Item 13.  Exhibits and Reports on Form 8-K

  (a)   Exhibits:  see Exhibit Index contained herein.

  (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.

                                    SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                                 By:   Davidson Diversified Properties, Inc.,
                                       as Managing General Partner


                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 Date: March 13, 1996



    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson              President                   March 13, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr.            Controller and Principal    March 13, 1996
Robert D. Long, Jr.               Accounting Officer


                                   EXHIBIT INDEX

Exhibit

3A Partnership Agreement dated January 14, 1983 is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated November 16, 1983 as filed with the Commission pursuant to Rule 424(b) under the Act.

3B Amendment No. 1 dated January 1, 1986 to the Partnership Agreement is incorporated by reference to Exhibit 3B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

4 Certificate of Limited Partnership dated December 2, 1982 is incorporated by reference to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4A Certificate of Amendment of Certificate of Limited Partnership dated March, 1983 is incorporated by reference to Exhibit 4A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4B      Restated  Certificate  of  Limited  Partnership  dated  June   8,  1983
        is incorporated by reference to Exhibit 4B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4C Amended and Restated Certificate of Limited Partnership dated January 1, 1986 is incorporated by reference to Exhibit 4C to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1987.

10A Agent's Agreement dated November 1, 1983 between the Registrant and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10B Agreement Among Agents dated November 1, 1983 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman and Sons, Inc. of Ohio and Harvey Freeman & Sons, Inc. of South Carolina is incorporated by reference to Exhibit 10C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10C Acquisition and Disposition Services Agreement dated October 3, 1983 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10D Contract for Sale of Real Estate for Versailles on the Lake dated March 16, 1984 between Versailles on the Lake Associates, an Illinois limited partnership and Tennessee Trust Company, Trustee, is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated April 4, 1984.

10E Assignment of Contract for Sale dated April 2, 1984 between Tennessee Trust Company, Trustee, and the Registrant (relating to Versailles on the Lake Apartments) is incorporated by reference to Exhibit 10L to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

10F Note dated November 19, 1984 executed by the Registrant payable to American Fletcher National Bank and Trust Company relating to Versailles on the Lake Apartments is incorporated by reference to Exhibit 10W to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10G Real Estate Mortgage, Assignment of Rents and Security Agreement dated November 19, 1984 executed by the Registrant payable to American Fletcher National Bank and Trust Company relating to Versailles on the Lake is incorporated by reference to Exhibit 10EE to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10H Memorandum of Understanding among SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10BB to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10I     Partnership  Administration   and  Consultation   Agreement  among
        Freeman Properties, Inc., Freeman Diversified Properties, Inc., Residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10CC to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10J Partnership Agreement of Ashley Woods Associates dated May 16, 1990 owned 99.9% by the Registrant relating to refinancing of Ashley Woods Apartments is incorporated by reference to Exhibit 10EE to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10K Multifamily Note with Addendum dated June 14, 1990 executed by Ashley Woods Associates payable to PW Funding Inc. relating to
        Ashley  Woods Apartments  is incorporated  by  reference   to  Exhibit
        10FF  to   the Registrant's Annual Report on Form 10-K for the  fiscal year ended December 31, 1991.

10L Multifamily Open-end Mortgage with Rider dated June 14, 1990 executed by Ashley Woods Associates in favor of PW Funding Inc. relating to Ashley Woods Apartments is incorporated by reference to Exhibit 10GG to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10M Termination Agreement, dated December 31, 1991 among Jacques-Miller, Inc.,Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to
        Exhibit 10HH to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10N Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10II to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10O Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10JJ to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10P Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10KK to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10Q     Contracts related to refinancing of debt:

        (a) First Deed of Trust and Security Agreement dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to Exhibit 10Q (a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

        (b) Second Deed of Trust and Security Agreement dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to Exhibit 10Q (b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

        (c) First Assignment of Leases and Rents dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to Exhibit 10Q (c) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

        (d) Second Assignment of Leases and Rents dated October 28, 1992 between Davidson Diversified Real Estate, I Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to Exhibit 10Q (d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

        (e) First Deed of Trust Note dated October 28, 1992 between Davidson Diversified Real Estate I Limited Partnership and First Commonwealth Realty Credit Corporation, relating to Versailles on the Lake is incorporated by reference to Exhibit 10Q (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

        (f) Second Deed of Trust Note dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation relating to Versailles on the Lake is incorporated by reference to Exhibit 10Q (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

22      Subsidiaries - the Registrant has no subsidiaries.

27      Financial Data Schedule