Form 10QSB
period 1996-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1996-05-14
CIK 721673

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

               For the transition period from.........to.........

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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1996


 Assets
  Cash:
    Unrestricted                                                    $  672
    Restricted-tenant security deposits                                 93
  Accounts receivable                                                    8
  Escrows for taxes and insurance                                      161
  Restricted escrows                                                   315
  Other assets                                                         220
  Investment properties:
    Land                                             $ 1,072
    Buildings and related personal property           11,338
                                                      12,410
    Less accumulated depreciation                     (5,707)        6,703

                                                                    $8,172

 Liabilities and Partners' Deficit
 Liabilities
  Accounts payable                                                  $   25
  Tenant security deposits                                              92
  Accrued taxes                                                        224
  Other liabilities                                                    197
  Due to affiliates                                                    321
  Mortgage notes payable                                             8,602

 Partners' Deficit
  General partners                                   $   (86)
  Limited partners (751.59 units
    issued and outstanding)                           (1,203)       (1,289)

                                                                   $ 8,172

           See Accompanying Notes to Consolidated Financial Statements

b)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                Three Months Ended
                                                    March 31,
                                                1996           1995
 Revenues:
    Rental income                               $  679         $  673
    Other income                                    54             48
          Total revenues                           733            721

 Expenses:
    Operating                                      223            189
    General and administrative                      31             23
    Maintenance                                     78             60
    Depreciation                                   128            121
    Interest                                       218            220
    Property taxes                                  62             51
          Total expenses                           740            664

    Net (loss) income                           $   (7)        $   57


 Net (loss) income allocated
    to general partners (5%)                    $   --         $    3
 Net (loss) income allocated
    to limited partners (95%)                       (7)            54

                                                $   (7)        $   57
 Net (loss) income per limited
    partnership unit                            $(8.71)        $71.85

           See Accompanying Notes to Consolidated Financial Statements

c)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units      Partners      Partners          Total
 Original capital contributions       751.84     $      1     $    15,008     $    15,009

 Partners' deficit at
    December 31, 1995                 751.59          (73)           (956)         (1,029)

 Distributions to partners                --          (13)           (240)           (253)

 Net loss for the three months
    ended March 31, 1996                  --           --              (7)             (7)

 Partners' deficit at
    March 31, 1996                    751.59     $    (86)    $    (1,203)    $    (1,289)

           See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                         1996             1995
 Cash flows from operating activities:
    Net (loss) income                                    $    (7)         $   57
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                          128             121
       Amortization of discounts and loan costs               15              15
       Change in accounts:
         Restricted cash                                      (6)             (4)
         Accounts receivable                                   6               8
         Escrows for taxes and insurance                      (5)             (7)
         Other assets                                         15              16
         Accounts payable                                    (21)             53
         Tenant security deposit liabilities                   6               4
         Accrued taxes                                        (8)            (21)
         Other liabilities                                    14              (6)

            Net cash provided by operating
                activities                                   137             236

 Cash flows from investing activities:
    Property improvements and replacements                   (34)            (33)
    Deposits to restricted escrows                           (21)            (18)
    Receipts from restricted escrows                          --               3

            Net cash used in investing activities            (55)            (48)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (25)            (23)
    Distributions to partners                               (253)           (154)

            Net cash used in financing activities           (278)           (177)

 Net (decrease) increase in cash                            (196)             11

 Cash at beginning of period                                 868             810

 Cash at end of period                                   $   672          $  821

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   203          $  205

           See Accompanying Notes to Consolidated Financial Statements

e)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Due to Affiliates

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

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner for such services in 1996 and 1995:


                                                    Three Months Ended
                                                        March 31,
                                                  1996            1995
                                                      (in thousands)
   Property management fees                       $ 37             $ 36

   Reimbursement for services of affiliates         18               17


Note C - Transactions with Affiliated Parties (continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                   1996         1995

 Ashley Woods Apartments
    Cincinnati, Ohio                                91%          95%

 Versailles on the Lake Apartments
    Fort Wayne, Indiana                             92%          92%

   The Managing General Partner attributes the decrease in occupancy at Ashley Woods to the closing of several businesses in the area. Although there was a significant decrease in occupancy in the first quarter at Ashley Woods, the Partnership expects this occupancy decrease to be short-term.

   The Partnership realized a net loss for the quarter ended March 31, 1996, of $7,000 compared to net income of $57,000 for the corresponding period of 1995. The Managing General Partner attributes the net loss to increases in operating, general and administrative and maintenance expenses during the first quarter of 1996. Operating expense increased due to increased advertising and commissions for tenant referrals at Ashley Woods Apartments. Collection costs also increased at Ashley Woods due to job losses in the area. General and administrative expense increased due to an increase in insurance expense resulting from additional coverage. Maintenance expense increased due to resurfacing the tennis courts at Ashley Woods and refurbishing a number of apartments due to tenant turnover at Versailles on the Lake. Maintenance expense also increased due to the cost of snow removal as a result of the severe winter experienced by both properties. Offsetting these increases in expense was an increase in other income due to the renegotiation of laundry contracts at Ashley Woods and Versailles on the Lake.

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

   At March 31, 1996, the Partnership held unrestricted cash of $672,000 compared to $821,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to the increased expenses discussed above as well as fewer collections of prepaid rent from tenants. Net cash used in investing activities increased as a result of increased deposits to restricted escrows. Net cash used in financing activities increased due to greater distributions to partners in the first quarter of 1996 compared to the first quarter of 1995.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or the repairs are funded from the capital reserve account.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,602,000, net of discount, is amortized over varying periods. Of this amount, $6,003,000, which matures in 2000, relates to Ashley Woods and $2,599,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $253,000 and $154,000 were made during the first quarter of 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.



                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1996.


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


                                  DAVIDSON DIVERSIFIED REAL ESTATE I

                                  By:   Davidson Diversified Properties, Inc.
                                        Managing General Partner



                                  By:   /s/Carroll D. Vinson
                                        Carroll D. Vinson
                                        President



                                  By:   /s/Robert D. Long, Jr.
                                        Robert D. Long, Jr.
                                        Vice President/CAO




                                  Date: May 14, 1996