Form 10QSB
period 1996-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1996-08-12
CIK 721673

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996



 Assets
  Cash:
    Unrestricted                                                   $   794
    Restricted-tenant security deposits                                 93
  Accounts receivable                                                   10
  Escrows for taxes and insurance                                       54
  Restricted escrows                                                   244
  Other assets                                                         256
  Investment properties:
    Land                                             $ 1,072
    Buildings and related personal property           11,391
                                                      12,463
    Less accumulated depreciation                     (5,836)        6,627

                                                                   $ 8,078

 Liabilities and Partners' Deficit

 Liabilities
  Accounts payable                                                 $    42
  Tenant security deposits                                              92
  Accrued taxes                                                        162
  Other liabilities                                                    159
  Due to affiliates                                                    321
  Mortgage notes payable                                             8,581

 Partners' Deficit
  General partners                                   $   (86)
  Limited partners (751.59 units
    issued and outstanding)                           (1,193)       (1,279)

                                                                   $ 8,078

           See Accompanying Notes to Consolidated Financial Statements

b)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended            Six Months Ended
                                         June 30,                      June 30,
                                    1996         1995            1996          1995
 Revenues:
    Rental income                  $  711       $  689          $1,390        $1,362
    Other income                       52           68             106           116
          Total revenues              763          757           1,496         1,478

 Expenses:
    Operating                         222          212             445           401
    General and administrative         32           39              63            62
    Maintenance                       101          111             179           170
    Depreciation                      129          116             257           238
    Interest                          218          220             436           440
    Property taxes                     51           63             113           114
          Total expenses              753          761           1,493         1,425

    Net income (loss)              $   10       $   (4)         $    3        $   53

 Net income (loss) allocated
    to general partners (5%)       $   --       $   --          $   --        $    3
 Net income (loss) allocated
    to limited partners (95%)          10           (4)              3            50
                                   $   10       $   (4)         $    3        $   53

 Net income (loss) per limited
    partnership unit               $13.31       $(5.06)         $ 3.99        $66.61

            See Accompanying Notes to Consolidated Financial Statements

c)                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)
                          (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units      Partners      Partners          Total
 Original capital contributions       751.84     $      1     $    15,008     $    15,009

 Partners' deficit at
    December 31, 1995                 751.59     $    (73)    $      (956)    $    (1,029)

 Distributions to partners                --          (13)           (240)           (253)

 Net income for the six months
    ended June 30, 1996                   --           --               3               3

 Partners' deficit at
    June 30, 1996                     751.59     $    (86)    $    (1,193)    $    (1,279)

            See Accompanying Notes to Consolidated Financial Statements


d)                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                           1996             1995
 Cash flows from operating activities:
    Net income                                            $    3          $   53
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                          257             238
       Amortization of discounts and loan costs               31              31
       Change in accounts:
         Restricted cash                                      (6)             (6)
         Accounts receivable                                   3               8
         Escrows for taxes and insurance                     102              96
         Other assets                                        (32)            (29)
         Accounts payable                                     (4)             (3)
         Tenant security deposit liabilities                   6               6
         Accrued taxes                                       (69)            (75)
         Other liabilities                                   (24)             65

            Net cash provided by operating
                activities                                   267             384

 Cash flows from investing activities:
    Property improvements and replacements                   (87)            (92)
    Deposits to restricted escrows                           (39)            (36)
    Receipts from restricted escrows                          89               3

            Net cash used in investing activities            (37)           (125)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (51)            (47)
    Distributions to partners                               (253)           (154)

            Net cash used in financing activities           (304)           (201)

 Net (decrease) increase in cash                             (74)             58

 Cash at beginning of period                                 868             810

 Cash at end of period                                    $  794          $  868

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $  405          $  409

            See Accompanying Notes to Consolidated Financial Statements

e)                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

 Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Davidson Diversified Properties, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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


                                                    Six Months Ended
                                                        June 30,
                                                  1996            1995
                                                      (in thousands)
   Property management fees                       $ 76             $ 73
   Reimbursement for services of affiliates         43               50


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
                                                   1996         1995

 Ashley Woods Apartments
    Cincinnati, Ohio                                93%          95%

 Versailles on the Lake Apartments
    Fort Wayne, Indiana                             94%          93%


   The Partnership realized net income for the six months ended June 30, 1996, of $3,000 compared to $53,000 for the six months ended June 30, 1995. The Partnership realized net income of $10,000 for the three months ended June 30, 1996, compared to a net loss of $4,000 for the corresponding period of 1995. The decrease in net income for the six month period ended June 30, 1996, is primarily due to increases in operating and depreciation expenses during the first six months of 1996. Operating expenses increased due to increased advertising and commissions for tenant referrals at Ashley Woods Apartments, and maintenance salary increases at both properties due to the hiring of additional maintenance technicians in late 1995. Depreciation expense also increased due to approximately $230,000 of property improvements completed in 1995. Mitigating these expense increases were increased rental revenues caused by increases in rental rates at both properties.

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

   At June 30, 1996, the Partnership held unrestricted cash of $794,000 compared to $868,000 at June 30, 1995. Net cash provided by operations decreased primarily due to the increased expenses discussed above as well as lower collections of prepaid rent from tenants. Net cash used in investing activities decreased due to increased receipts from restricted escrows. Net cash used in financing activities increased due to greater distributions to partners in the first six months of 1996 compared to the corresponding period of 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,581,000, net of discount, is amortized over varying periods. Of this amount, $5,994,000, which matures in 2000, relates to Ashley Woods and $2,587,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $253,000 and $154,000 were made during the six months ending June 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.



                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibit 27, Financial Data Schedule.

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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




                                  Date: August 12, 1996