Form 10QSB
period 1996-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1996-11-08
CIK 721673

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
 Cash:
   Unrestricted                                                $   637
   Restricted-tenant security deposits                              94
 Accounts receivable                                                15
 Escrows for taxes and insurance                                   121
 Restricted escrows                                                260
 Other assets                                                      227
 Investment properties:
   Land                                       $ 1,072
   Buildings and related personal property     11,486
                                               12,558
   Less accumulated depreciation               (5,972)           6,586

                                                               $ 7,940

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                              $    29
 Tenant security deposits                                           94
 Accrued taxes                                                     220
 Other liabilities                                                 173
 Due to affiliates                                                 321
 Mortgage notes payable                                          8,559

Partners' Deficit
 General partners                             $   (95)
 Limited partners (751.59 units
   issued and outstanding)                     (1,361)          (1,456)

                                                               $ 7,940
         See Accompanying Notes to Consolidated Financial Statements

b)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended           Nine Months Ended
                                      September 30,                September 30,
                                     1996        1995           1996         1995
Revenues:
  Rental income                   $   701      $  696         $ 2,091       $2,058
  Other income                         62          57             168          173
       Total revenues                 763         753           2,259        2,231

Expenses:
  Operating                           224         206             669          607
  General and administrative           27          24              90           86
  Maintenance                         126         109             305          279
  Depreciation                        136         123             393          361
  Interest                            218         219             654          659
  Property taxes                       59          63             172          177
       Total expenses                 790         744           2,283        2,169

  Net income (loss)               $   (27)     $    9         $   (24)      $   62

Net income (loss) allocated
  to general partners (5%)        $    (1)     $   --         $    (1)      $    3
Net income (loss) allocated
  to limited partners (95%)           (26)          9             (23)          59
                                  $   (27)     $    9         $   (24)      $   62

Net income (loss) per limited
  partnership unit                $(34.59)     $12.08         $(30.60)      $78.69

             See Accompanying Notes to Consolidated Financial Statements


c)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                     Units      Partners     Partners       Total
Original capital contributions       751.84     $      1    $   15,008   $   15,009

Partners' deficit at
  December 31, 1995                  751.59     $    (73)   $     (956)  $   (1,029)

Distributions to partners                --          (21)         (382)        (403)

Net loss for the nine months
  ended September 30, 1996               --           (1)          (23)         (24)

Partners' deficit at
  September 30, 1996                 751.59     $    (95)   $   (1,361)  $   (1,456)

             See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                               September 30,
                                                             1996         1995
Cash flows from operating activities:
   Net income (loss)                                       $  (24)      $   62
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                             393          361
     Amortization of discounts and loan costs                  47           47
     Change in accounts:
       Restricted cash                                         (7)          (6)
       Accounts receivable                                     (2)           5
       Escrows for taxes and insurance                         35           18
       Other assets                                           (14)         (13)
       Accounts payable                                       (17)         (50)
       Tenant security deposit liabilities                      8            5
       Accrued taxes                                          (11)         (14)
       Other liabilities                                      (10)           8

         Net cash provided by operating
             activities                                       398          423

Cash flows from investing activities:
   Property improvements and replacements                    (182)        (172)
   Deposits to restricted escrows                             (59)         (57)
   Receipts from restricted escrows                            93            3

         Net cash used in investing activities               (148)        (226)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (78)         (72)
   Distributions to partners                                 (403)        (154)

         Net cash used in financing activities               (481)        (226)

Net decrease in cash                                         (231)         (29)

Cash at beginning of period                                   868          810

Cash at end of period                                      $  637       $  781

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $  606       $  612

          See Accompanying Notes to Consolidated Financial Statements


 e)                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Davidson Diversified Properties, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner for such services and reimbursements during 1996 and 1995:

                                                        Nine Months Ended
                                                          September 30,
                                                     1996              1995
                                                         (in thousands)
Property management fees                              $113            $ 110
Reimbursement for services of affiliates                63               64

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                         Average
                                                        Occupancy
                                                    1996         1995

Ashley Woods Apartments
  Cincinnati, Ohio                                   93%          95%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                                94%          95%

 The Partnership realized a net loss of $24,000 for the nine months ended September 30, 1996, compared to net income of $62,000 for the nine months ended September 30, 1995. The Partnership realized a net loss of $27,000 for the three months ended September 30, 1996, compared to net income of $9,000 for the corresponding period of 1995. The net loss for the nine month period ended September 30, 1996 is primarily due to increases in operating, maintenance and depreciation expenses during the first nine months of 1996. Operating expenses increased due to increased advertising and commissions for tenant referrals at Ashley Woods Apartments, and maintenance salary increases at both properties due to the hiring of additional maintenance technicians in late 1995. Depreciation expenses also increased due to approximately $230,000 of property improvements completed in 1995. Mitigating these expense increases were increases in rental revenues caused by increased rental rates at both properties.

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

 At September 30, 1996, the Partnership held unrestricted cash of $637,000 compared to $781,000 at September 30, 1995. Net cash provided by operations decreased primarily due to increased operating and maintenance expenses as noted above. Net cash used in investing activities decreased due to increased receipts from restricted escrows. Net cash used in financing activities increased due to greater distributions to partners during the first nine months of 1996 compared to the corresponding period of 1995.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,559,000, net of discount, is amortized over varying periods. Of this amount, $5,985,000, which matures in 2000, relates to Ashley Woods and $2,574,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties are expected to be either sold or refinanced. Distributions to partners of $403,000 and $154,000 were made during the nine months ending September 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.


                             PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.


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


                            DAVIDSON DIVERSIFIED REAL ESTATE I

                            By:   Davidson Diversified Properties, Inc.
                                  Managing General Partner

                            By:   /s/Carroll D. Vinson
                                  Carroll D. Vinson
                                  President

                            By:   /s/Robert D. Long, Jr.
                                  Vice President/CAO

                            Date: November 8, 1996