Form 10KSB
period 1996-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1997-03-27
CIK 721673

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934 [Fee Required]
                 For the fiscal year ended December 31, 1996
                                      or
[ ]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $2,998,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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

  For the year ended December 31, 1996, the Registrant's properties accounted for, in the aggregate, in excess of 99% of the Registrant's gross revenues. Each of the properties was acquired prior to December 31, 1984.

Competition

  The real estate business is highly competitive. The Registrant's properties are subject to competition from similar properties in the vicinity in which each property is located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Registrant.

Employees

  The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the Managing General Partner. See "Item 12. Certain Relationships and Related Transactions" for further discussion of transactions with affiliates during 1996 and 1995.

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

Ashley Woods Apts.        07/31/84  Fee ownership subject       Apartment
                                    to first mortgage           352 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                          Gross
                        Carrying    Accumulated     Useful              Federal
Property                  Value    Depreciation      Life     Method   Tax Basis

Versailles on the Lake   $ 4,319     $2,162        5-25 yrs    S/L      $ 1,281
Ashley Woods               8,375      3,949        5-25 yrs    S/L        3,112
                         $12,694     $6,111                             $ 4,393


See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                   Principal                                      Principal
                   Balance At     Stated                           Balance
                  December 31,   Interest     Period    Maturity    Due At
Property              1996         Rate     Amortized     Date     Maturity

Ashley Woods
  1st mortgage     $5,976          10.0%      20 yrs    07/01/00    $5,823

Versailles on
  the Lake
  1st mortgage      2,605          7.6%     21.42 yrs   11/15/02     2,071
  2nd mortgage         88          7.6%        (1)      11/15/02        88
                    8,669
Less unamortized
  discounts          (132)

       Total       $8,537



1) Interest only payments.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:
 (dollar amounts in thousands)


                                   Average Annual                 Average
                                    Rental Rates                 Occupancy
                                     (per unit)
Property                        1996           1995           1996         1995

Ashley Woods                  $6,143         $5,961            92%          94%

Versailles on the Lake         5,696          5,509            94%          94%


  As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available space.

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                      1996          1996
                                     Taxes          Rate

  Ashley Woods                        $154         4.88%
  Versailles on the Lake                88         8.79%


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

  There is no established market for the Units and it is not anticipated that any will exist in the foreseeable future. As of March 1997, there were approximately 1,136 holders of record owning an aggregate of 751.59 Units.

  Distributions to partners for the years ended December 31, 1996 and 1995, were $403,000 and $154,000 respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    The Partnership realized a net loss of $49,000 for the year ended December 31, 1996, compared to net income of $23,000 for the year ended December 31, 1995. The net loss for the year ended December 31, 1996, is primarily due to increases in operating and depreciation expenses. Operating expenses increased due to increased advertising and commissions for tenant referrals at Ashley Woods Apartments, and maintenance salary increases at both properties due to the hiring of additional maintenance technicians in late 1995. Depreciation expense increased due to approximately $318,000 and $230,000 of property improvements completed in 1996 and 1995, respectively. Mitigating these expense increases were increased rental revenues generated by increases in rental rates at both properties. Included in maintenance expense for 1996 is $87,000 of major repairs and maintenance comprised of exterior building renovations, parking lot rehabilitations and major landscaping.

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

LIQUIDITY

    At December 31, 1996, the Partnership held unrestricted cash of $637,000 compared to $868,000 at December 31, 1995. Net cash provided by operations decreased primarily due to the increased operating expenses discussed above. Net cash used in investing activities decreased due to increased receipts from restricted escrows offset by an increase in property improvements and replacements. Net cash used in financing activities increased due to greater distributions to partners during 1996 compared to 1995.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership made distributions to partners of approximately $403,000 and $154,000 during 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and property sales.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS


DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS




      Report of Independent Auditors

      Consolidated Balance Sheet - December 31, 1996

      Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

      Notes to Consolidated Financial Statements






                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended
December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP


Greenville, South Carolina
February 5, 1997
                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 1996

                        (in thousands, except unit data)

Assets
  Cash and cash equivalents:
    Unrestricted                                                         $   637
    Restricted-tenant security deposits                                       91
  Accounts receivable                                                         11
  Escrows for taxes and insurance                                            137
  Restricted escrows                                                         229
  Other assets                                                               203
  Investment properties (Notes A, C and F):
    Land                                                  $ 1,072
    Buildings and related personal property                11,622
                                                           12,694
    Less accumulated depreciation                          (6,111)         6,583

                                                                         $ 7,891

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                       $    45
  Tenant security deposits                                                    91
  Accrued taxes                                                              241
  Other liabilities                                                          137
  Due to affiliates (Note B)                                                 321
  Mortgage notes payable (Note C)                                          8,537

Partners' Deficit
  General partners                                        $   (95)
  Limited partners (751.59 units
    issued and outstanding)                                (1,386)        (1,481)

                                                                         $ 7,891

          See Accompanying Notes to Consolidated Financial Statements

                       DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                          1996             1995
Revenues:
  Rental income                                           $ 2,773         $2,731
  Other income                                                225            225
       Total revenues                                       2,998          2,956

Expenses:
  Operating                                                   898            826
  General and administrative                                  129            119
  Maintenance                                                 381            397
  Depreciation                                                532            487
  Interest                                                    871            878
  Property taxes                                              236            226
       Total expenses                                       3,047          2,933

  Net (loss) income (Note D)                              $   (49)        $   23

Net (loss) income allocated to general partners (5%)      $    (2)        $    1
Net (loss) income allocated to limited partners (95%)         (47)            22

                                                          $   (49)        $   23

Net (loss) income per limited partnership unit            $(62.53)        $28.65

          See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                (in thousands, except unit data)

                                 Limited
                               Partnership    General       Limited
                                  Units       Partners      Partners        Total
Original capital contributions    751.84      $     1       $ 15,008       $15,009

Partners' deficit at
  December 31, 1994               751.84      $   (66)      $   (832)      $  (898)

Distributions to partners             --           (8)          (146)         (154)

Abandonment of limited
  partnership units                 (.25)          --             --            --

Net income for the year ended
  December 31, 1995                   --            1             22            23

Partners' deficit at
  December 31, 1995               751.59          (73)          (956)       (1,029)

Distributions to partners             --          (20)          (383)         (403)

Net loss for the year ended
   December 31, 1996                  --           (2)           (47)          (49)

Partners' deficit at
   December 31, 1996              751.59      $   (95)      $ (1,386)      $(1,481)

                See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                        Years Ended December 31,
                                                            1996           1995
Cash flows from operating activities:
  Net (loss) income                                       $ (49)          $   23
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Depreciation                                            532              487
    Amortization of discounts and loan fees                  63               62
    Change in accounts:
      Restricted cash                                        (4)              (1)
      Accounts receivable                                     2                2
      Escrows for taxes and insurance                        19              (14)
      Other assets                                           (1)               1
      Accounts payable                                       (1)             (16)
      Tenant security deposit liabilities                     5               (1)
      Accrued taxes                                          10              (10)
      Other liabilities                                     (46)              68

         Net cash provided by operating
            activities                                      530              601

Cash flows from investing activities:
  Property improvements and replacements                   (318)            (230)
  Deposits to restricted escrows                            (78)             (75)
  Receipts from restricted escrows                          143               12

         Net cash used in investing activities             (253)            (293)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (105)             (96)
  Distributions to partners                                (403)            (154)

         Net cash used in financing activities             (508)            (250)

Net (decrease) increase in cash and cash equivalents       (231)              58

Cash and cash equivalents at beginning of year              868              810

Cash and cash equivalents at end of year                  $ 637           $  868

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 807           $  816

           See Accompanying Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate I, L.P. (the "Partnership") is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc., an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates two residential properties located in Cincinnati, Ohio and Ft. Wayne, Indiana.

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

Allocation of net income for tax purposes, arising from the occurrence of a sale or refinancing shall be allocated as follows:

  First, an amount equal to the aggregate deficit in the capital accounts of the General and Limited Partners having deficits in their capital accounts shall be allocated to each such partner in the same ratio as the deficit such partner's capital account bears to the aggregate of all such partners' deficits.

  Second, to the Limited Partners in an amount equal to the cash distributed to them from a sale or refinancing.

  Third, the remainder, if any, five percent (5%) to the General Partners and ninety- five percent (95%) to the Limited Partners.

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

ABANDONED UNITS

During 1995, the number of limited partnership units decreased by .25 units due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

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

INVESTMENT PROPERTIES

During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

CASH AND CASH EQUIVALENTS

The Partnership considers unrestricted cash and certificates of deposit with original maturities of three months or less to be cash and cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

RESTRICTED CASH - TENANT SECURITY DEPOSITS

The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash.
Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $39,000 and $30,000 for the years ended December 31, 1996 and 1995, respectively.

RESTRICTED ESCROWS

1) RESERVE ACCOUNT

A general Reserve Account of $156,000 was established in 1992 from the REMIC refinancing proceeds for the refinanced property to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equalled $1,000 per apartment unit or $156,000 in total. At December 31, 1996, this reserve totalled approximately $159,000.

2) REPLACEMENT RESERVE

A replacement reserve account has been established with the mortgagee for Ashley Woods, and these funds will be used, as needed, to make necessary repairs and replacements. At December 31, 1996, this reserve totalled approximately $70,000.

LOAN COSTS

Loan costs of $182,000, net of accumulated amortization of $259,000 are being amortized on a straight-line basis over the term of the respective loans. The amortization expense is included in interest expense.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less.

FAIR VALUE

In 1995, the Partnership implemented Statement of "Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - DUE TO AFFILIATES

The Partnership is liable to a company affiliated with the Managing General Partner through common ownership for real estate commissions in the amounts of $125,000 for Revere Village and $196,000 for Essex which were sold in previous years. Payment of the commissions will not be made to the affiliated company until after payment to the limited partners of their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

<aption>
                        Principal       Monthly                          Principal
                        Balance At      Payment    Stated                 Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                   1996         Interest    Rate       Date       Maturity
Ashley Woods              $5,976         $  53      10.0%    07/01/00     $5,823

Versailles on the Lake
 1st mortgage              2,605            22       7.6%    11/15/02      2,071
 2nd mortgage                 88             1       7.6%    11/15/02         88
                           8,669         $  76
Less unamortized
 discounts                  (132)

    Totals                $8,537


The above non-recourse mortgages are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was $205,201 and is being amortized as a loan discount using the interest method over the term of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The estimated fair value of the Partnership's aggregate debt is approximately $9,033,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:



       Years Ending December 31,
            1997                             $  114
            1998                                124
            1999                                135
            2000                              5,943
            2001                                102
            Thereafter                        2,251
                                             $8,669


NOTE D - INCOME TAXES

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net (loss) income as reported and Federal taxable (loss) income result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net (loss) income and Federal taxable
(loss) income (in thousands, except per unit data):



                                          1996              1995

Net (loss) income as reported          $    (49)          $     23
Add (deduct)
   Depreciation differences                 (55)               (67)
   Unearned income                          (16)                76
   Miscellaneous                            (35)               (11)

Federal taxable (loss) income          $   (155)          $     21

Federal taxable (loss) income
   per limited partnership unit        $(195.92)          $  26.95

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1996 (in thousands):


     Net deficit as reported                               $(1,481)
     Differences in basis of assets and liabilities:
      Buildings and Land                                       137
      Accumulated depreciation                              (2,328)
      Basis difference in lower tier partnership               375
      Other                                                     86
     Net deficit - Federal tax basis                       $(3,211)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1996 and 1995 (in thousands):


                                                    1996          1995

     Property management fees                       $149          $147
     Reimbursement for services of affiliates         87            88

In addition, affiliates of the Managing General Partner were paid approximately $5,000 and $9,000 during 1996 and 1995, respectively, for construction oversight costs incurred in conjunction with the Partnership's capital improvement and major repair projects.

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

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                            Initial Cost
                                            To Partnership

                                                  Buildings          Cost
                                                  and Related     Capitalized
                                                   Personal      Subsequent to
 Description               Encumbrances     Land    Property       Acquisition

Versailles on the Lake
   Apartments
   Fort Wayne, Indiana    $2,693        $  191      $3,847           $  281

Ashley Woods Apartments
   Cincinnati, Ohio        5,976           881       5,815            1,679

      Totals              $8,669        $1,072      $9,662           $1,960




                             Gross Amount At Which Carried
                                  At December 31, 1996
                                          Buildings
                                            And
                                          Personal                Accumulated       Date of         Date     Decpreciable
        Description               Land    Property      Total     Depreciation    Construction    Acquired    Life-Years
        Versailles on the Lake  $  191    $ 4,128      $ 4,319      $2,162           1970          04/84        5-25
        Ashley Woods               881      7,494        8,375       3,949           1971          07/84        5-25

        Totals                   $1,072   $11,622      $12,694      $6,111


The depreciable lives included above are for the buildings and related personal property. The depreciable lives for related personal property are for 5 to 15 years.


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Year Ended December 31,
                                              1996           1995

Investment Properties

Balance at beginning of year                $12,376         $12,146
   Property improvements                        318             230
Balance at end of year                      $12,694         $12,376

Accumulated Depreciation

Balance at beginning of year                $ 5,579         $ 5,092
   Depreciation expense                         532             487
Balance at end of year                      $ 6,111         $ 5,579

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $12,831,000 and $12,513,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $8,438,000 and $7,852,000, respectively.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The names of the directors and executive officers of Davidson Diversified Properties, Inc., the Partnership's Managing General Partner, their ages and the nature of all positions with Davidson Diversified Properties, Inc. presently held by them are as follows:

Name                               Age               Position

Carroll D. Vinson                  56                President, Director

William H. Jarrard, Jr.            50                Vice President

Robert D. Long, Jr.                29                Controller, Principal
                                                     Accounting Officer

John K. Lines                      37                Secretary

Kelley M. Buechler                 39                Assistant Secretary


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

  William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

   Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

  John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

  Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


ITEM 10.  EXECUTIVE COMPENSATION

  The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Item 12." below and "Note E" of the Notes to the Consolidated Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March 1997, no Unit holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

  As of February 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Davidson Diversified Properties, Inc., the Managing General Partner of the Registrant, is owned by MAE GP Corporation, an affiliate of Insignia.

The majority of general partner and limited partner interests in Diversified Equities, Ltd., the Associate General Partner, are owned by MAE Investments, Inc. and Insignia Jacques-Miller, L.P., respectively, both of whom are affiliates of Insignia. Effective January 1, 1992, management and administrative services were assumed by affiliates of Insignia. Amounts for management services paid to these affiliates in 1996 and 1995 were $149,000 and $147,000, respectively. Reimbursements for administrative services were paid to affiliates of Insignia during 1996 and 1995 in the amounts of $87,000 and $88,000, respectively.

  The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Registrant. The fee is 5% of adjusted cash from operations as defined in the Partnership Agreement. The fee is payable only after the Registrant has distributed, to all limited partners, adjusted cash from operations in any year equal to 8% of their adjusted invested capital as defined in the Partnership Agreement. No fees were payable for the years ended December 31, 1996 or December 31, 1995.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits:  see Exhibit Index contained herein.

 (b) No Reports on Form 8-K were filed during the fourth quarter of 1996.


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


                                Date: March 27, 1997



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.




/s/Carroll D. Vinson              President                   March 27, 1997
Carroll D. Vinson



/s/Robert D. Long, Jr.            Controller and Principal    March 27, 1997
Robert D. Long, Jr.               Accounting Officer

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

4A Certificate of Amendment of Certificate of Limited Partnership dated March B4, 1983 is incorporated by reference to Exhibit 4A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

10M Termination Agreement, dated December 31, 1991 among Jacques-Miller, Inc., Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to Exhibit 10HH to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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