Form 10QSB
period 1997-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1997-05-12
CIK 721673

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997




Assets
 Cash and cash equivalents:
   Unrestricted                                                   $  461
   Restricted-tenant security deposits                                89
 Accounts receivable                                                   6
 Escrows for taxes and insurance                                     135
 Restricted escrows                                                  248
 Other assets                                                        176
 Investment properties:
   Land                                            $ 1,072

   Buildings and related personal property          11,670
                                                    12,742
   Less accumulated depreciation                    (6,247)        6,495

                                                                  $7,610

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                 $   25
 Tenant security deposits                                             89
 Accrued taxes                                                       228
 Other liabilities                                                   111
 Due to affiliates                                                   321
 Mortgage notes payable                                            8,514

Partners' Deficit
 General partners                                  $  (105)
 Limited partners (751.59 units
   issued and outstanding)                          (1,573)       (1,678)

                                                                 $ 7,610

         See Accompanying Notes to Consolidated Financial Statements

b)                 DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                           Three Months Ended
                                                 March 31,
                                            1997        1996
Revenues:
   Rental income                           $  688      $  679
   Other income                                49          54
      Total revenues                          737         733

Expenses:
   Operating                                  227         223
   General and administrative                  29          31
   Maintenance                                 64          78
   Depreciation                               136         128
   Interest                                   215         218
   Property taxes                              63          62
      Total expenses                          734         740

   Net income (loss)                       $    3      $   (7)

Net income (loss) allocated
   to general partners (5%)                $   --      $   --
Net income (loss) allocated
   to limited partners (95%)                    3          (7)

                                           $    3      $   (7)

Net income (loss) per limited
   partnership unit                        $ 3.79      $(8.71)

         See Accompanying Notes to Consolidated Financial Statements


c)                 DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                 (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General     Limited
                                         Units      Partners     Partners         Total
Original capital contributions          751.84     $      1       $15,008        $15,009
 Partners' deficit at
   December 31, 1996                    751.59     $    (95)      $(1,386)       $(1,481)
Distributions to partners                  --           (10)         (190)          (200)
Net income for the three months
   ended March 31, 1997                     --           --             3              3
Partners' deficit at
   March 31, 1997                       751.59     $   (105)      $(1,573)       $(1,678)

         See Accompanying Notes to Consolidated Financial Statements

d)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                          Three Months Ended
                                                              March 31,
                                                          1997          1996
Cash flows from operating activities:
  Net income (loss)                                      $    3       $    (7)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                            136           128
    Amortization of discounts and loan costs                 16            15
    Change in accounts:
      Restricted cash                                         2            (6)
      Accounts receivable                                     5             6
      Escrows for taxes and insurance                         2            (5)
      Other assets                                           16            15
      Accounts payable                                      (20)          (21)
      Tenant security deposit liabilities                    (2)            6
      Accrued taxes                                         (13)           (8)
      Other liabilities                                     (26)           14

      Net cash provided by operating
            activities                                      119           137

Cash flows from investing activities:
  Property improvements and replacements                    (48)          (34)
  Deposits to restricted escrows                            (19)          (21)

         Net cash used in investing activities              (67)          (55)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (28)          (25)
  Distributions to partners                                (200)         (253)

         Net cash used in financing activities             (228)         (278)

Net decrease in cash and cash equivalents                  (176)         (196)

Cash and cash equivalents at beginning of period            637           868

Cash and cash equivalents at end of period               $  461       $   672

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  200       $   203

             See Accompanying Notes to Consolidated Financial Statements

e)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

  Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the three months ended March 31, 1997 and 1996 (in thousands):



                                                    1997             1996
  Property management fees                         $ 37             $ 37
  Reimbursement for services of affiliates           19               21


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                       Average
                                                      Occupancy

                                                  1997         1996
Ashley Woods Apartments
  Cincinnati, Ohio                                 87%          91%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                              96%          92%

   The Managing General Partner attributes the decrease in occupancy at Ashley Woods to the closing of several businesses in the area as well as to the decline in the local market. The increase in occupancy at Versailles is due to the property's improved appearance after common area improvements in 1995 and 1996 and aggressive leasing efforts focused on improving occupancy percentages.

   The Partnership realized net income of $3,000 for the three months ended March 31, 1997, compared to a net loss of $7,000 for the three months ended March 31, 1996. The increase in net income is primarily due to decreased maintenance expenses at Ashley Woods where snow removal and grounds maintenance costs decreased. In addition, rental revenues increased due to increases in rental rates at both properties and increased occupancy at Versailles. Included in maintenance expense for 1997 is $3,000 of major repairs and maintenance comprised of exterior building repairs and window coverings. For 1996, maintenance expense includes $8,000 of major repairs and maintenance comprised of tennis court repairs, window coverings and exterior building renovations.

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

  At March 31, 1997, the Partnership held unrestricted cash of $461,000 compared to $672,000 at March 31, 1996. Net cash provided by operations decreased primarily due to the payment of audit and professional fees during the first quarter of 1997. Net cash used in investing activities increased due to increased property improvements. Net cash used in financing activities decreased due to lower distributions to the partners during 1997 compared to 1996.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $8,514,000, net of discount, is amortized over varying periods. Of this amount, $5,967,000, which matures in 2000, relates to Ashley Woods and $2,547,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $200,000 and $253,000 were made during the first quarters of 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.


                             PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended March 31, 1997.


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

                            Date: May 12, 1997