Form 10QSB
period 1997-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1997-08-01
CIK 721673

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)


                                June 30, 1997


Assets
 Cash and cash equivalents:
   Unrestricted                                                  $   478
   Restricted-tenant security deposits                                95
 Accounts receivable                                                   8
 Escrows for taxes and insurance                                      42
 Restricted escrows                                                  268
 Other assets                                                        220
 Investment properties:
   Land                                           $ 1,072
   Buildings and related personal property         11,726
                                                   12,798
   Less accumulated depreciation                   (6,387)         6,411

                                                                 $ 7,522

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                $    20
 Tenant security deposits                                             95
 Accrued taxes                                                       167
 Other liabilities                                                   113
 Due to affiliates                                                   321
 Mortgage notes payable                                            8,491

Partners' Deficit
 General partners'                                $  (105)
 Limited partners' (751.59 units
   issued and outstanding)                         (1,580)        (1,685)

                                                                 $ 7,522

         See Accompanying Notes to Consolidated Financial Statements

b)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended            Six Months Ended
                                        June 30,                     June 30,
                                   1997         1996             1997           1996
Revenues:
  Rental income                   $  713       $  711          $1,401         $1,390
  Other income                        51           52             100            106
       Total revenues                764          763           1,501          1,496

Expenses:
  Operating                          235          222             462            445
  General and administrative          27           32              56             63
  Maintenance                         92          101             156            179
  Depreciation                       140          129             276            257
  Interest                           216          218             431            436
  Property taxes                      60           51             123            113
       Total expenses                770          753           1,504          1,493

  Net (loss) income               $   (6)      $   10          $   (3)        $    3

Net (loss) income allocated
  to general partners (5%)        $   --       $   --          $   --         $   --

Net (loss) income allocated
  to limited partners (95%)           (6)          10              (3)             3
                                  $   (6)      $   10          $   (3)        $    3
Net (loss) income per limited
  partnership unit                $(7.98)      $13.31          $(3.99)        $ 3.99

             See Accompanying Notes to Consolidated Financial Statements

c)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                     Units      Partners'    Partners'        Total
Original capital contributions       751.84     $      1    $  15,008       $  15,009

Partners' deficit at
  December 31, 1996                  751.59     $    (95)   $  (1,386)      $  (1,481)

Distributions to partners                --          (10)        (191)           (201)

Net loss for the six months
  ended June 30, 1997                    --           --           (3)             (3)

Partners' deficit at
  June 30, 1997                      751.59     $   (105)   $  (1,580)      $  (1,685)

             See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1997           1996
Cash flows from operating activities:
  Net (loss) income                                             $   (3)       $    3
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
    Depreciation                                                   276           257
    Amortization of discounts and loan costs                        32            31
    Change in accounts:
      Restricted cash                                               (4)           (6)
      Accounts receivable                                            3             3
      Escrows for taxes and insurance                               95           102
      Other assets                                                 (39)          (32)
      Accounts payable                                             (25)           (4)
      Tenant security deposit liabilities                            4             6
      Accrued taxes                                                (74)          (69)
      Other liabilities                                            (24)          (24)

        Net cash provided by operating
            activities                                             241           267

Cash flows from investing activities:
  Property improvements and replacements                          (104)          (87)
  Deposits to restricted escrows                                   (39)          (39)
  Receipts from restricted escrows                                  --            89

        Net cash used in investing activities                     (143)          (37)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (56)          (51)
  Distributions to partners                                       (201)         (253)

        Net cash used in financing activities                     (257)         (304)

Net decrease in unrestricted  cash and cash equivalents           (159)          (74)

Unrestricted cash and cash equivalents at beginning
   of period                                                       637           868

Unrestricted cash and cash equivalents at end of period         $  478        $  794

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  400        $  405

          See Accompanying Notes to Consolidated Financial Statements

e)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the six months ended June 30, 1997 and 1996 (in thousands):

                                                      1997          1996
  Property management fees (included in
    operating expenses)                               $ 75          $ 76

  Reimbursement for services of affiliates
     (included in general and administrative
     and operating expenses)                            33            43


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                                           Average
                                                          Occupancy
                                                       1997       1996
Ashley Woods Apartments
  Cincinnati, Ohio                                      89%         93%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                                   96%         94%


The Managing General Partner attributes the decrease in occupancy at Ashley Woods to the closing of several businesses in the area as well as to the decline in quality in the local economy.

The Partnership realized a net loss of approximately $3,000 for the six months ended June 30, 1997, compared to net income of approximately $3,000 for the six months ended June 30, 1996. The Partnership realized a net loss of approximately $6,000 for the three months ended June 30, 1997, compared to net income of $10,000 for the corresponding period of 1996. The increase in net loss is primarily due to increased depreciation expense as a result of approximately $104,000 of property improvements completed in the six months ended June 30, 1997 in addition to approximately $318,000 of property improvements completed in 1996. Also contributing to the net loss was an increase in operating expenses at Ashley Woods, where resident relations costs, concessions, and the manager's salary increased. These increased expenses are partially offset by decreased maintenance expenses at Versailles, which underwent exterior painting and building renovations as well as major landscaping in 1996. Included in maintenance expense for 1997 is $23,000 of major repairs and maintenance comprised of window coverings, parking lot repairs and major landscaping. For 1996, maintenance expense includes $43,000 of major repairs and maintenance comprised of tennis court repairs, window coverings, exterior painting, interior and exterior building renovations and major landscaping.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $478,000 compared to $794,000 at June 30, 1996. Net cash provided by operations decreased primarily due to the change in accounts payable due to the timing of payments. Net cash used in investing activities increased due to increased property improvements as well as decreased receipts from restricted escrows.
Net cash used in financing activities decreased due to lower distributions to the partners during 1997 compared to 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $8,491,000, net of discount, is amortized over varying periods. Of this amount, $5,957,000, which matures in 2000, relates to Ashley Woods and $2,534,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $201,000 and $253,000 were made during the six months ending June 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.



                             PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 1997.


                                      SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DAVIDSON DIVERSIFIED REAL ESTATE I

                            By:   Davidson Diversified Properties, Inc.
                                  Its Managing General Partner



                            By:   /s/ Carroll D. Vinson
                                  Carroll D. Vinson
                                  President



                            By:   /s/ Robert D. Long, Jr.
                                  Robert D. Long, Jr.
                                  Vice President/CAO


                            Date: August 1, 1997