Form 10QSB
period 1997-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1997-11-05
CIK 721673

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                        UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997



Assets
 Cash and cash equivalents:
   Unrestricted                                                  $   459
   Restricted-tenant security deposits                                94
 Accounts receivable                                                   4
 Escrows for taxes and insurance                                     118
 Restricted escrows                                                  287
 Other assets                                                        192
 Investment properties:
   Land                                          $ 1,072
   Buildings and related personal property        11,847
                                                  12,919
   Less accumulated depreciation                  (6,530)          6,389


                                                                 $ 7,543
Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                $    22
 Tenant security deposits                                             94
 Accrued taxes                                                       230
 Other liabilities                                                   115
 Due to affiliates                                                   321
 Mortgage notes payable                                            8,467

Partners' Deficit
 General partners'                               $  (106)
 Limited partners' (751.84 units
   issued and 751.59 units outstanding)           (1,600)         (1,706)

                                                                 $ 7,543

          See Accompanying Notes to Consolidated Financial Statements


b)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                    1997         1996         1997            1996
Revenues:
  Rental income                   $   713      $   701      $  2,114         $ 2,091
  Other income                         61           62           161             168
       Total revenues                 774          763         2,275           2,259
Expenses:
  Operating                           243          224           705             669
  General and administrative           27           27            83              90
  Maintenance                         104          126           260             305
  Depreciation                        143          136           419             393
  Interest                            215          218           646             654
  Property taxes                       63           59           186             172
       Total expenses                 795          790         2,299           2,283

  Net loss                        $   (21)     $   (27)     $    (24)        $   (24)

Net loss allocated
   to general partners (5%)       $   (1)      $    (1)     $     (1)        $    (1)
Net loss allocated
   to limited partners (95%)          (20)         (26)          (23)            (23)
                                  $   (21)     $   (27)     $    (24)        $   (24)
  Net loss per limited
    partnership unit              $(26.61)     $(34.59)     $ (30.60)        $(30.60)

             See Accompanying Notes to Consolidated Financial Statements

c)                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)


                                     Limited
                                   Partnership     General     Limited
                                      Units       Partners'   Partners'          Total
Original capital contributions       751.84      $      1    $   15,008      $   15,009

Partners' deficit at
   December 31, 1996                 751.59      $    (95)   $   (1,386)     $   (1,481)

Distributions to partners                --           (10)         (191)           (201)

Net loss for the nine months
   ended September 30, 1997              --            (1)          (23)            (24)

Partners' deficit at
   September 30, 1997                751.59      $   (106)   $   (1,600)     $   (1,706)

             See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                               1997           1996
Cash flows from operating activities:
   Net loss                                                 $   (24)         $  (24)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation                                               419             393
     Amortization of discounts and loan costs                    48              47
     Change in accounts:
       Restricted cash                                           (3)             (7)
       Accounts receivable                                        7              (2)
       Escrows for taxes and insurance                           19              35
       Other assets                                             (22)            (14)
       Accounts payable                                         (23)            (17)
       Tenant security deposit liabilities                        3               8
       Accrued taxes                                            (11)            (11)
       Other liabilities                                        (22)            (10)

      Net cash provided by operating activities                 391             398

Cash flows from investing activities:
   Property improvements and replacements                      (225)           (182)
   Deposits to restricted escrows                               (58)            (59)
   Receipts from restricted escrows                              --              93

         Net cash used in investing activities                 (283)           (148)

Cash flows from financing activities:
   Payments on mortgage notes payable                           (85)            (78)
   Distributions to partners                                   (201)           (403)

         Net cash used in financing activities                 (286)           (481)

Net decrease in unrestricted cash and cash equivalents         (178)           (231)

Unrestricted cash and cash equivalents at beginning
  of period                                                     637             868

Unrestricted cash and cash equivalents at end of period     $   459          $  637

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $   599          $  606

          See Accompanying Notes to Consolidated Financial Statements

e)                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the nine months ended September 30, 1997 and 1996 (in thousands):


                                                 1997              1996
Property management fees (included in
 operating expenses)                              $113             $113
Reimbursement for services of affiliates
 (included in general and administrative
  expenses)                                        54               59

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992 - M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

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

The Partnership's net losses for the three and nine month periods ended September 30, 1997, were approximately $21,000 and $24,000, respectively, compared to net losses of approximately $27,000 and $24,000, respectively, for the same periods of 1996. Net loss for the three and nine month periods ended September 30 remained relatively stable for 1997 as compared to 1996. Rental income increased slightly despite Ashley Woods' decreased occupancy, due to improved occupancy at Versailles and rental rate increases at both properties. Maintenance expense decreased due to deck repairs at Ashley Woods and interior building repairs at Versailles in the prior year. Included in maintenance expense for the period ended September 30, 1997, is approximately $39,000 of major repairs and maintenance comprised of major landscaping, parking lot repairs, and window coverings. For the nine months ended September 30, 1996, maintenance expense included approximately $94,000 of major repairs and maintenance comprised of interior and exterior building repairs, window coverings and major landscaping. Offsetting the decrease in maintenance expense were increases in operating and depreciation expense. Operating expense increased due to increases in special promotions and the manager's salary at Ashley Woods. Depreciation expense increased as a result of approximately $225,000 of property improvements completed in the nine months ended September 30, 1997 in addition to approximately $318,000 of property improvements completed in 1996.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $459,000 compared to approximately $637,000 at September 30, 1996. Net cash provided by operations decreased primarily as a result of an increase in Ashley Woods' monthly tax and insurance escrow deposits required by the mortgage holder. Net cash used in investing activities increased due to decreased receipts from restricted escrows and increased property improvements. Net cash used in financing activities decreased due to lower distributions to the partners during 1997 compared to 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $8,467,000, net of discount, is amortized over varying periods. Of this amount, $5,947,000, which matures in 2000, relates to Ashley Woods and $2,520,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $201,000 and $403,000 were made during the nine months ending September 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property refinancings, property sales and the availability of cash reserves.



                             PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1997.


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




                            Date: November 4, 1997