Form 10KSB
period 1997-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1998-03-23
CIK 721673

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                    FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $3,056,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the managing general partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated November 16, 1983 (included in Registration Statement, No. 2-84436 of Registrant) are incorporated by reference into Parts I and III.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").

In 1992, 100% of the Managing General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The offering of the Partnership's limited partnership units ("Units") commenced on November 16, 1983, and terminated on September 14, 1984. The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200.

The Partnership's primary business is to acquire, own, operate and ultimately dispose of existing income-producing residential real properties. Industry segment information is not relevant. The Partnership does not engage in any foreign operations nor derive any income from foreign sources.

All of the net proceeds of the offering were invested in the Partnership's six properties, four of which have since been sold or foreclosed upon. See "Item 2. Description of Properties," below for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business is highly competitive. The Partnership's properties are subject to competition from similar properties in the vicinity in which each property is located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner, and by affiliates of Insignia. See "Item 12. Certain Relationships and Related Transactions" for further discussion of transactions with affiliates during 1997 and 1996.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                          Date of
Property                  Purchase     Type of Ownership          Use

Versailles on the Lake    04/05/84  Fee ownership subject       Apartment
  Ft. Wayne, Indiana                to first and second         156 units
                                    mortgages.

Ashley Woods              07/31/84  Fee ownership subject       Apartment
  Cincinnati, Ohio                  to first mortgage.          352 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):


                           Gross
                          Carrying    Accumulated   Useful             Federal
Property                    Value    Depreciation    Life     Method  Tax Basis

Versailles on the Lake   $ 4,382       $2,351      5-25 yrs    S/L     $ 1,165

Ashley Woods               8,620        4,325      5-25 yrs    S/L       3,003

                         $13,002       $6,676                          $ 4,168

See "Note A" of the Notes to Consolidated Financial Statements included in "Item
7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                          Principal                                   Principal
                         Balance At    Stated                          Balance
                        December 31,  Interest   Period    Maturity    Due At
Property                      1997      Rate    Amortized    Date     Maturity

Versailles on the Lake
  1st mortgage            $2,529        7.6%    21.42 yrs  11/15/02    $2,071
  2nd mortgage                88        7.6%       (1)     11/15/02        88

Ashley Woods               8,000        7.29%    30 yrs    12/01/04     7,334

                          10,617
Less unamortized
  discounts                 (112)

Total                    $10,505

  (1) Interest only payments.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity. Total loan costs related to the refinancing were approximately $154,000. As a result of the refinancing, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $145,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs.

The above non-recourse mortgages are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the interest method over the term of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                 Average Annual                 Average
                                  Rental Rates                 Occupancy
                                   (per unit)
Property                       1997           1996           1997      1996

Versailles on the Lake       $5,847         $5,696           95%        94%

Ashley Woods                  6,321          6,143           90%        92%

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

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                      1997          1997
                                     Taxes          Rate

  Versailles on the Lake              $ 84          9.12%
  Ashley Woods                         169          5.36%

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established public market for the Units and it is not anticipated that any will exist in the foreseeable future. As of January 1, 1998, there were 1,056 holders of record owning an aggregate of 751.59 Units.

For the years ended December 31, 1997 and 1996, the Partnership distributed cash flow from operations to the partners of $201,000 and $403,000, respectively. A distribution of $900,000 was made to the limited partners on February 15, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods Apartments.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the limited partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships". Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Partnership Agreement.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of $172,000 for the year ended December 31, 1997, compared to a net loss of $49,000 for the year ended December 31, 1996. The increase in net loss is attributable to the extraordinary loss on early extinghuishment of debt of $145,000 related to the refinancing of Ashley Woods Apartments, as discussed in "Liquidity and Capital Resources" below.

The Partnership realized a loss before extraordinary item of $27,000 for the year ended December 31, 1997, compared to a loss of $49,000 for the year ended December 31, 1996. The decrease in loss before extraordinary item for the year ended December 31, 1997, is primarily due to an increase in rental income, partially offset by increased total expenses. Rental income increased due to rental rate increases at both properties. Total expenses increased primarily due to increased operating expenses and depreciation expense. Operating expenses were higher due to increases in personnel costs at Ashley Woods as well as increased promotions and advertising costs incurred at Ashley Woods in an attempt to increase occupancy. Partially offsetting the increases in property and advertising costs were decreases in maintenance expense and professional costs. Maintenance expense decreased due to deck repairs and other exterior projects at Ashley Woods and interior building repairs at Versailles being incurred in 1996. Included in operating expense for the year ended December 31, 1997, is approximately $47,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs, and window coverings. For the year ended December 31, 1996, maintenance expense included approximately $103,000 of major repairs and maintenance comprised of interior and exterior building repairs, window coverings and landscaping. Depreciation expense increased as a result of property improvements and replacements completed during 1997 and 1996. Partially offsetting the increase in expenses was a decrease on general and administrative expenses due to decreased expense reimbursements.

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

Liquidity and Capital Reserves

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,976,000 compared to approximately $637,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 is $1,339,000 compared to a net decrease of $231,000 for the year ended December 31, 1996. Net cash provided by operations increased primarily as a result of a decrease in Ashley Woods' tax and insurance escrow deposits required by the previous mortgage holder. Net cash used in investing activities increased due to increased deposits to restricted escrows, as a result of capital reserves established with the refinancing of Ashley Woods. Net cash provided by financing activities increased due to the receipt of net proceeds from the refinancing of Ashley Woods, as discussed below.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity. On December 1, 2004, at which time a balloon payment of approximately $7,334,000 is due. Total loan costs related to the refinancing were approximately $154,000. As a result of the refinancing, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $145,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,505,000, net of discount, is amortized over varying periods. Of this amount, $8,000,000, which matures in 2004, relates to Ashley Woods and $2,505,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions of cash from operations of $201,000 and $403,000 were made to the partners during the years ending December 31, 1997 and 1996, respectively. A distribution of $900,000 was made to the limited partners on February 15, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods. Future cash distributions will depend on the levels of net cash generated from operations, property refinancings, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1997

      Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

      Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate I, L.P. (A Limited Partnership) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /S/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note G, as to which the date is March 17, 1998


                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 1997
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents                                            $ 1,976
  Receivables and deposits                                                 117
  Restricted escrows                                                       792
  Other assets                                                             233
  Investment properties:
    Land                                                  $ 1,072
    Buildings and related personal property                11,930
                                                           13,002
    Less accumulated depreciation                          (6,676)       6,326

                                                                       $ 9,444

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                     $    32
  Tenant security deposits payable                                          89
  Accrued property taxes                                                   250
  Other liabilities                                                        101
  Due to affiliate                                                         321
  Mortgage notes payable                                                10,505

Partners' Deficit
  General partners'                                       $  (114)
  Limited partners' (751.59 units
    issued and outstanding)                                (1,740)      (1,854)

                                                                       $ 9,444

          See Accompanying Notes to Consolidated Financial Statements



                       DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                            Years Ended December 31,
                                                               1997        1996
Revenues:
  Rental income                                             $  2,839    $  2,773
  Other income                                                   217         225
       Total revenues                                          3,056       2,998

Expenses:
  Operating                                                    1,297       1,279
  General and administrative                                     112         129
  Depreciation                                                   565         532
  Interest                                                       860         871
  Property taxes                                                 249         236
       Total expenses                                          3,083       3,047

Loss before extraordinary item                                   (27)        (49)

Extraordinary loss on early extinguishment of debt (Note C)     (145)         --

Net loss                                                    $   (172)   $    (49)

Net loss allocated to general partners (5%)                 $     (9)   $     (2)
Net loss allocated to limited partners (95%)                    (163)        (47)

                                                            $   (172)   $    (49)

Net loss per limited partnership unit:

Loss before extraordinary item                              $ (33.59)   $ (62.53)
Extraordinary loss on early extinguishment of debt           (183.28)         --
Net loss                                                    $(216.87)   $ (62.53)

Distributions per limited partner unit                      $ 254.13    $ 509.59

          See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      (in thousands, except unit data)



                                  Limited
                                Partnership   General    Limited
                                   Units     Partnrs'   Partners'  Total

Original capital contributions    751.84     $     1    $ 15,008  $15,009

Partners' deficit at
  December 31, 1995               751.59     $   (73)  $   (956)  $(1,029)

Distributions to partners             --         (20)       (383)    (403)

Net loss for the year ended
  December 31, 1996                   --          (2)        (47)     (49)

Partners' deficit at
  December 31, 1996               751.59         (95)     (1,386)  (1,481)

Distributions to partners             --         (10)       (191)    (201)

Net loss for the year ended
   December 31, 1997                  --          (9)       (163)    (172)

Partners' deficit at
   December 31, 1997              751.59     $  (114)   $ (1,740) $(1,854)

                See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                       Years Ended December 31,
                                                         1997           1996
Cash flows from operating activities:
  Net loss                                              $  (172)     $   (49)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                            565          532
    Amortization of discounts and loan costs                 64           63
    Extraordinary loss on early extinguishment of debt      145           --
    Change in accounts:
      Receivables and deposits                              122           17
      Other assets                                           (5)          (1)
      Accounts payable                                      (13)          (1)
      Tenant security deposits payable                       (2)           5
      Accrued property taxes                                  9           10
      Other liabilities                                     (36)         (46)

         Net cash provided by operating activities          677          530

Cash flows from investing activities:
  Property improvements and replacements                   (308)        (318)
  Net (deposits to) receipts from restricted escrows       (563)          65

         Net cash used in investing activities             (871)        (253)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (111)        (105)
  Repayment of mortgage note payable                     (5,941)          --
  Proceeds from refinancing                               8,000           --
  Payment of loan costs                                    (154)          --
  Distributions to partners                                (201)        (403)
  Debt extinguishment costs                                 (60)          --

         Net cash provided by (used in) financing
           activities                                     1,533         (508)

Net increase (decrease) in cash and
  cash equivalents                                        1,339         (231)

Cash and cash equivalents at beginning of year              637          868

Cash and cash equivalents at end of year                $ 1,976      $   637

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   798      $   807

           See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     Notes to Consolidated Financial Statements

                                 December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate I, L.P. (the "Partnership") is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 1997, the Partnership operates two residential properties located in Cincinnati, Ohio and Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc., (the "Managing General Partner"). In 1992, 100% of the Managing General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

PRINCIPLES OF CONSOLIDATION

During the third quarter of 1997, Ashley Woods Associates L.P. was restructured into a limited liability company known as Ashley Woods L.L.C. ("Ashley Woods"). Davidson Diversified Real Estate I owns 100% of the new entity. As a result, the Partnership consolidates its interest in Ashley Woods (whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

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

Allocation of net income for tax purposes, arising from the occurrence of a sale or refinancing shall be allocated as follows:

 First, an amount equal to the aggregate deficit in the capital accounts of the general and limited partners having deficits in their capital accounts shall be allocated to each such partner in the same ratio as the deficit such partner's capital account bears to the aggregate of all such partner's deficits.

 Second, to the limited partners in an amount equal to the cash distributed to them from a sale or refinancing.

 Third, the remainder, if any, 5% to the general partners and 95% to the limited partners.

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

INVESTMENT PROPERTIES

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $42,000 and $39,000 for the years ended December 31, 1997 and 1996, respectively.

RESTRICTED ESCROWS

Reserve Account - The Partnership has a general reserve account for Versailles to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. At December 31, 1997, this reserve totaled approximately $166,000.

Capital Reserve - At the time of the refinancing of Ashley Woods' mortgage note payable during 1997, approximately $626,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements.

LOAN COSTS

At December 31, 1997, loan costs of approximately $267,000, net of accumulated amortization of approximately $57,000, are included in other assets and are being amortized on a straight-line basis as interest expense over the term of the respective loans.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments, based on estimated rates currently available to the Partnership, approximates its carrying balance.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - DUE TO AFFILIATE

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

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                        Principal    Monthly                      Principal
                        Balance At   Payment    Stated             Balance
                       December 31, Including  Interest  Maturity  Due At
Property                   1997      Interest     Rate     Date   Maturity

Versailles on the Lake
 1st mortgage            $ 2,529     $  22       7.6%    11/15/02   $2,071
 2nd mortgage                 88         1       7.6%    11/15/02       88

Ashley Woods               8,000        55       7.29%   12/01/04    7,334
                          10,617     $  78
Less unamortized
 discounts                  (112)

Totals                   $10,505


On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity. Total loan costs related to the refinancing were approximately $154,000. As a result of the refinancing, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $145,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs.

The above non-recourse mortgages are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the interest method over the term of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


       Years Ending December 31,
               1998                         $   158
               1999                             170
               2000                             184
               2001                             198
               2002                           2,354
               Thereafter                     7,553
                                            $10,617

NOTE D - INCOME TAXES

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):



                                            1997              1996

Net loss as reported                   $   (172)        $    (49)
Add (deduct)
  Depreciation differences                   33              (55)
  Unearned income                            65              (16)
  Miscellaneous                             (40)             (35)

Federal taxable loss                   $   (114)        $   (155)

Federal taxable loss
per limited partnership unit           $(144.09)        $(195.92)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1997 (in thousands):


     Net liabilities as reported                           $(1,854)
     Differences in basis of assets and liabilities:
      Buildings and Land                                       137
      Accumulated depreciation                              (2,295)
      Other                                                    486
     Net liabilities - Federal tax basis                   $(3,526)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):


                                                        1997      1996

     Property management fees (included in
       operating expenses)                              $151      $149

     Reimbursement for services of affiliates,
       including $5,000 of construction services
       reimbursements in both 1997 and 1996
       (included in investment properties,
       general and administrative expenses
       and operating expenses)                            80        92

Additionally, the Partnership paid approximately $33,000 to affiliates of Insignia for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992 - M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

                                            Initial Cost
                                           To Partnership

                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
Description                 Encumbrances   Land       Property      Acquisition
Versailles on the Lake
   Fort Wayne, Indiana      $ 2,617       $  191      $3,847         $  344

Ashley Woods
   Cincinnati, Ohio           8,000          881       5,815          1,924

Totals                      $10,617       $1,072      $9,662         $2,268

                          Gross Amount At Which Carried
                                At December 31, 1997

                                     Buildings
                                        And                                 Date of
                                      Personal               Accumulated   Construc-     Date      Depreciable
Description                 Land      Property      Total    Depreciation     tion     Acquired    Life-Years
Versailles on the Lake   $  191      $ 4,191     $ 4,382       $2,351        1970       04/84        5-25
Ashley Woods                881        7,739       8,620        4,325        1971       07/84        5-25

     Totals              $1,072      $11,930     $13,002       $6,676



Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                        Year Ended December 31,
                                          1997           1996

Investment Properties

Balance at beginning of year            $12,694        $12,376
 Property improvements                      308            318
Balance at end of year                  $13,002        $12,694

Accumulated Depreciation

Balance at beginning of year            $ 6,111        $ 5,579
 Depreciation expense                       565            532
Balance at end of year                  $ 6,676        $ 6,111

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $13,139,000 and $12,831,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $8,971,000 and $8,438,000, respectively.

NOTE G - SUBSEQUENT EVENTSS

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 and 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. Davidson Diversified Properties, Inc. (the "Managing General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

In 1992, 100% of the Managing General Partner's outstanding stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                               Age               Position

Carroll D. Vinson                  57                President and Director

William H. Jarrard, Jr.            51                Vice President

Robert D. Long, Jr.                30                Vice President and Chief
                                                     Accounting Officer

Daniel M. LeBey                    32                Secretary

Kelley M. Buechler                 40                Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of MAE and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since January 1991. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

The Partnership was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1997 or 1996. See "Item
12. Certain Relationships and Related Transactions" below for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no Unit holder was known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership.

As of January 1, 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

There are no arrangements known to the Managing General Partner the operation of which may, at a subsequent date, result in a change in control of the Ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):


                                                        1997          1996

     Property management fees                           $151          $149

     Reimbursement for services of affiliates,
       including $5,000 of construction services
       reimbursements in both 1997 and 1996               80            92

Additionally, the Partnership paid approximately $33,000 to affiliates of Insignia for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits:  see Exhibit Index contained herein.

 (b) No Reports on Form 8-K were filed during the fourth quarter of 1997.


                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                                By: Davidson Diversified Properties, Inc., Its Managing General Partner


                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President and Director


                                Date: March 23, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.



/s/Carroll D. Vinson              President and Director      March 23, 1998
Carroll D. Vinson


/s/Robert D. Long, Jr.            Vice President and Chief    March 23, 1998
Robert D. Long, Jr.               Accounting Officer



                                   EXHIBIT INDEX

Exhibit

3A Partnership Agreement dated January 14, 1983 is incorporated by reference to Exhibit A to the Prospectus of the Partnership dated November 16, 1983 as filed with the Commission pursuant to Rule 424(b) under the Act.

3B Amendment No. 1 dated January 1, 1986 to the Partnership Agreement is incorporated by reference to Exhibit 3B to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

4 Certificate of Limited Partnership dated December 2, 1982 is incorporated by reference to Exhibit 4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4A Certificate of Amendment of Certificate of Limited Partnership dated March B4, 1983 is incorporated by reference to Exhibit 4A to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4B Restated Certificate of Limited Partnership dated June 8, 1983 is incorporated by reference to Exhibit 4B to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4C Amended and Restated Certificate of Limited Partnership dated January 1, 1986 is incorporated by reference to Exhibit 4C to the Partnership's Annual Report on form 10-K for the fiscal year ended December 31, 1987.

10A Agent's Agreement dated November 1, 1983 between the Partnership and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10B to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10B Agreement Among Agents dated November 1, 1983 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman and Sons, Inc. of Ohio and Harvey Freeman & Sons, Inc. of South Carolina is incorporated by reference to
      Exhibit 10C to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10C Acquisition and Disposition Services Agreement dated October 3, 1983 between the Partnership and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10D Contract for Sale of Real Estate for Versailles on the Lake dated March 16, 1984 between Versailles on the Lake Associates, an Illinois limited partnership and Tennessee Trust Company, Trustee, is incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated April 4, 1984.

10E Assignment of Contract for Sale dated April 2, 1984 between Tennessee Trust Company, Trustee, and the Partnership (relating to Versailles on the Lake Apartments) is incorporated by reference to Exhibit 10L to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

10F Note dated November 19, 1984 executed by the Partnership payable to American Fletcher National Bank and Trust Company relating to Versailles on the Lake Apartments is incorporated by reference to Exhibit 10W to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10G Real Estate Mortgage, Assignment of Rents and Security Agreement dated November 19, 1984 executed by the Partnership payable to American Fletcher National Bank and Trust Company relating to Versailles on the Lake is incorporated by reference to Exhibit 10EE to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10H Memorandum of Understanding among SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10BB to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10I Partnership Administration and Consultation Agreement among Freeman Properties, Inc., Freeman Diversified Properties, Inc., Residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10CC to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10J Partnership Agreement of Ashley Woods Associates dated May 16, 1990 owned 99.9% by the Partnership relating to refinancing of Ashley Woods Apartments is incorporated by reference to Exhibit 10EE to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10K Multifamily Note with Addendum dated June 14, 1990 executed by Ashley Woods Associates payable to PW Funding Inc. relating to Ashley Woods Apartments is incorporated by reference to Exhibit 10FF to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10L Multifamily Open-end Mortgage with Rider dated June 14, 1990 executed by Ashley Woods Associates in favor of PW Funding Inc. relating to Ashley Woods Apartments is incorporated by reference to Exhibit 10GG to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10M Termination Agreement, dated December 31, 1991 among Jacques-Miller, Inc., Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to Exhibit 10HH to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10N Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10II to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10O Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10JJ to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10P Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10KK to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10Q   Contracts related to refinancing of debt:

      (a)First Deed of Trust and Security Agreement dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to
         Exhibit 10Q (a) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (b)Second Deed of Trust and Security Agreement dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to
         Exhibit 10Q (b) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (c)First Assignment of Leases and Rents dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to
         Exhibit 10Q (c) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (d)Second Assignment of Leases and Rents dated October 28, 1992 between Davidson Diversified Real Estate, I Limited Partnership and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Versailles on the Lake is incorporated by reference to
         Exhibit 10Q (d) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (e)First Deed of Trust Note dated October 28, 1992 between Davidson Diversified Real Estate I Limited Partnership and First Commonwealth Realty Credit Corporation, relating to Versailles on the Lake is incorporated by reference to Exhibit 10Q (e) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (f) Second Deed of Trust Note dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation relating to Versailles on the Lake is incorporated by reference to Exhibit 10Q (f) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10R Promissory Note dated November 20, 1997, by and between Ashley Woods, L.L.C., a South Carolina limited liability company, and Lehman Brothers Holdings, Inc., a Delaware corporation.

16 Letter from the Partnership's former independent accountant regarding its concurrence with the statements made by the Partnership is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

27    Financial Data Schedule