Form 10QSB
period 1998-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1998-05-14
CIK 721673

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)




Assets
 Cash and cash equivalents                                       $ 1,076
 Receivables and deposits                                            157
 Restricted escrows                                                  797
 Other assets                                                        211
 Investment properties:
   Land                                            $ 1,072
   Buildings and related personal property          12,075
                                                    13,147
   Less accumulated depreciation                    (6,820)        6,327

                                                                 $ 8,568

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                $    96
 Tenant security deposit liabilities                                  86
 Accrued property taxes                                              243
 Other liabilities                                                   100
 Due to affiliate                                                    321
 Mortgage notes payable                                           10,472

Partners' Deficit
 General partners'                                 $  (115)
 Limited partners' (751.59 units
   issued and outstanding)                          (2,635)       (2,750)

                                                                 $ 8,568

         See Accompanying Notes to Consolidated Financial Statements



b)
                     DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                         (in thousands, except unit data)




                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
Revenues:
   Rental income                                     $     705   $     684
   Other income                                             63          49
      Total revenues                                       768         733

Expenses:
   Operating                                               289         287
   General and administrative                               36          29
   Depreciation                                            144         136
   Interest                                                208         215
   Property taxes                                           86          63
      Total expenses                                       763         730

Net income                                           $       5   $       3

Net income allocated to general partners (5%)        $      --   $      --
Net income allocated to limited partners (95%)               5           3

                                                     $       5   $       3

Net income per limited partnership unit              $    6.65   $    3.99

Distributions per limited partnership unit           $1,197.46   $  252.80

         See Accompanying Notes to Consolidated Financial Statements



 c)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units       Partners'    Partners'      Total

Original capital contributions          751.84     $      1       $15,008      $15,009

Partners' deficit at
  December 31, 1997                     751.59     $   (114)      $(1,740)     $(1,854)

Distributions to partners                   --           (1)         (900)        (901)

Net income for the three months
  ended March 31, 1998                      --           --             5            5

Partners' deficit at
  March 31, 1998                        751.59     $   (115)      $(2,635)     $(2,750)

         See Accompanying Notes to Consolidated Financial Statements



d)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
Cash flows from operating activities:
  Net income                                             $    5        $    3
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                            144           136
    Amortization of discounts and loan costs                 13            16
    Change in accounts:
      Receivables and deposits                              (40)            9
      Other assets                                           19            16
      Accounts payable                                       64           (20)
      Tenant security deposit liabilities                    (3)           (2)
      Accrued property taxes                                 (7)          (13)
      Other liabilities                                      (1)          (26)

        Net cash provided by operating activities           194           119

Cash flows from investing activities:
  Property improvements and replacements                   (145)          (48)
  Net deposits to restricted escrows                         (5)          (19)

        Net cash used in investing activities              (150)          (67)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (38)          (28)
  Loan costs paid                                            (5)           --
  Distributions to partners                                (901)         (200)

         Net cash used in financing activities             (944)         (228)

Net decrease in cash and cash equivalents                  (900)         (176)

Cash and cash equivalents at beginning of period          1,976           637

Cash and cash equivalents at end of period               $1,076        $  461

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  195        $  200

             See Accompanying Notes to Consolidated Financial Statements

e)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

During the third quarter of 1997, Ashley Woods Associates L.P. was restructured into a limited liability company known as Ashley Woods L.L.C. ("Ashley Woods"). The Partnership owns 100% of the new entity. As a result, the Partnership consolidates its interest in Ashley Woods (whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the Managing General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                     1998             1997
Property management fees (included in
  operating expense)                                 $ 38             $ 37
Reimbursement for services of affiliates
  including $4,000 of construction services
  reimbursements for the three month period
  ending March 31, 1998 (included in
  investment properties and general and
  administrative and operating expenses)               29               19

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brother's Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
                                                  1998         1997
Ashley Woods Apartments
  Cincinnati, Ohio                                 89%         87%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                              90%         96%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake to the local rental market becoming soft. Management at the property plans to increase advertising in an effort to increase occupancy.

The Partnership realized net income of $5,000 for the three months ended March 31, 1998, compared to net income of $3,000 for the three months ended March 31, 1997. The increase in net income is primarily due to higher rental revenue and other income, partially offset by higher property tax expense. Rental revenue increased due to increased rental rates at both properties. Other income increased primarily due to increased interest income on higher average cash balances from the refinancing of Ashley Woods in November 1997. Partially offsetting the increased revenue was increased property tax expense for Ashley Woods, as estimated 1997 taxes were underaccrued due to a tax rate increase on tax bills received and paid in arrears. Property tax expense for the three months ended March 31, 1998 reflects this increase.

Operating expenses remained stable during the three months ended March 31, 1998 compared to three months ended March 31, 1997. Included in operating expense for the three months ended March 31, 1998 is approximately $6,000 of major repairs and maintenance comprised primarily of window coverings. For the three months ended March 31, 1997, operating expense included approximately $3,000 of major repairs and maintenance comprised of exterior building repairs and window coverings.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $1,076,000 compared to approximately $461,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 is $900,000 compared to $176,000 for the three months ended March 31, 1997. Net cash provided by operations increased due to a decrease in cash used for accounts payable and other liabilities due to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions to the partners during the first three months of 1998 compared to the first three months of 1997. The 1998 distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods, as discussed below.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity on December 1, 2004, at which time a balloon payment of approximately $7,334,000 is due. Loan costs of approximately $159,000 relating to the refinancing have been paid through March 31, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,472,000, net of discount, is amortized over varying periods. Of this amount, $7,981,000, which matures in 2004, relates to Ashley Woods and $2,491,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $901,000 and $200,000 were made during the first quarters of 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Managing General Partner does not anticipate making further distributions during 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.


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


                            DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            By:   Davidson Diversified Properties, Inc.
                                  Its Managing General Partner

                            By:   /s/Carroll D. Vinson
                                  Carroll D. Vinson
                                  President and Director

                            By:   /s/Robert D. Long, Jr.
                                  Robert D. Long, Jr.
                                  Vice President and Chief Accounting
                                  Officer


                            Date: May 14, 1998