Form 10QSB
period 1998-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1998-08-14
CIK 721673

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

                  For the quarterly period ended June 30, 1998

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                            $   951
 Receivables and deposits                                 112
 Restricted escrows                                       850
 Other assets                                             212
 Investment properties:
   Land                                    $ 1,072
   Buildings and related personal property  12,353
                                            13,425
   Less accumulated depreciation            (6,926)     6,499

                                                      $ 8,624

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                     $   262
 Tenant security deposit liabilities                       82
 Accrued property taxes                                   177
 Other liabilities                                        111
 Due to affiliate                                         321
 Mortgage notes payable                                10,438

Partners' Deficit
 General partners'                         $  (115)
 Limited partners' (751.59 units
   issued and outstanding)                  (2,652)    (2,767)

                                                      $ 8,624

          See Accompanying Notes to Consolidated Financial Statements


b)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                 $     705  $     703  $   1,410  $   1,387
  Other income                         57         51        120        100
       Total revenues                 762        754      1,530      1,487

Expenses:
  Operating                           302        317        591        604
  General and administrative           37         27         73         56
  Depreciation                        143        140        287        276
  Interest                            208        216        416        431
  Property taxes                       61         60        147        123
  Loss on disposal of property         29         --         29         --
       Total expenses                 780        760      1,543      1,490

Net loss                        $     (18) $      (6) $     (13) $      (3)

Net loss allocated
  to general partners (5%)      $      (1) $      --  $      (1) $     --

Net loss allocated
  to limited partners (95%)           (17)        (6)       (12)        (3)
                                $     (18) $      (6) $     (13) $      (3)
Net loss per limited
  partnership unit              $  (22.62) $   (7.98) $  (15.97) $   (3.99)

Distributions per limited
  partnership unit              $      --  $    1.33  $1,197.46  $  254.13

          See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

c)           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions   751.84     $     1    $15,008   $15,009

Partners' deficit at
  December 31, 1997              751.59     $  (114)   $(1,740)  $(1,854)

Distributions to partners            --          --       (900)     (900)

Net loss for the six months
  ended June 30, 1998                --          (1)       (12)      (13)

Partners' deficit at
  June 30, 1998                  751.59     $  (115)   $(2,652)  $(2,767)

          See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                   Six Months Ended
                                                        June 30,
                                                    1998       1997
Cash flows from operating activities:
  Net loss                                        $   (13)   $    (3)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                      287        276
    Amortization of discounts and loan costs           26         32
    Loss on disposal of property                       29         --
    Change in accounts:
      Receivables and deposits                          5         94
      Other assets                                     17        (39)
      Accounts payable                                230        (25)
      Tenant security deposit liabilities              (7)         4
      Accrued property taxes                          (73)       (74)
      Other liabilities                                10        (24)

        Net cash provided by operating activities     511        241

Cash flows from investing activities:
  Property improvements and replacements             (489)      (104)
  Net deposits to restricted escrows                  (58)       (39)

        Net cash used in investing activities        (547)      (143)

Cash flows from financing activities:
  Payments on mortgage notes payable                  (77)       (56)
  Loan costs paid                                     (12)        --
  Distributions to partners                          (900)      (201)

         Net cash used in financing activities       (989)      (257)

Net decrease in cash and cash equivalents          (1,025)      (159)

Cash and cash equivalents at beginning of period    1,976        637

Cash and cash equivalents at end of period        $   951    $   478

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $   390    $   400

          See Accompanying Notes to Consolidated Financial Statements


e)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the Managing General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                         1998    1997

Property management fees (included in operating expense) $ 76    $ 75

Reimbursement for services of affiliates (included
  in general and administrative expenses)                  47      33

In addition, the Partnership paid approximately $10,000, during the six month period ended June 30, 1998, to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. Construction oversight reimbursements are included in operating expenses and investment properties. The Partnership also paid approximately $4,000 during the six months ended June 30, 1998 to an affiliate of the Managing General Partner for reimbursements of costs related to the Ashley Woods loan refinancing in November of 1997.

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

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brother's Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                            Average
                                           Occupancy
                                         1998      1997
Ashley Woods Apartments
  Cincinnati, Ohio                       89%        89%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                    91%        96%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake to the local rental market becoming soft and increased competition from surrounding properties.

The Partnership realized a net loss of approximately $13,000 for the six months ended June 30, 1998 compared to a net loss of approximately $3,000 for the six months ended June 30, 1997. The Partnership's net loss for the three months ended June 30, 1998 was approximately $18,000 compared to a net loss of approximately $6,000 for the three months ended June 30, 1997. The increase in net loss is primarily due to increased property tax and general and administrative expenses, as well as a loss on disposal of property being incurred. These increased expenses are partially offset by increased rental revenue and other income. Property tax expense for Ashley Woods increased, as estimated 1997 taxes were underaccrued due to a tax rate increase on tax bills received and paid in arrears. Property tax expense for the six months ended June 30, 1998 reflects this increase. General and administrative costs increased primarily due to higher expense reimbursements. The loss on disposal of property resulted from the second quarter write-off of the undepreciated value of roofs that were replaced at Ashley Woods. Partially offsetting the increased expenses was an increase in rental revenue due to increased rental rates at both properties. Other income increased primarily due to increased interest income on higher average cash balances from the refinancing of Ashley Woods.

Included in operating expense for the six months ended June 30, 1998 was approximately $11,000 of major repairs and maintenance comprised primarily of window coverings and exterior painting. For the six months ended June 30, 1997, operating expense included approximately $23,000 of major repairs and maintenance comprised primarily of window coverings, parking lot repairs and landscaping.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $951,000 compared to approximately $478,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 was approximately $1,025,000 compared to $159,000 for the six months ended June 30, 1997. Net cash provided by operations increased due to a decrease in cash used for accounts payable and other assets due to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions to the partners during the first six months of 1998 compared to the first six months of 1997. The 1998 distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods, as discussed below.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity on December 1, 2004, at which time a balloon payment of approximately $7,334,000 is due. Loan costs of approximately $166,000 relating to the refinancing have been paid through June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,438,000, net of discount, is amortized over varying periods. Of this amount, $7,962,000, which matures in 2004, relates to Ashley Woods and $2,476,000, which matures in 2002, relates to Versailles on the Lake. At the time of maturity, the properties will either be sold or refinanced. Distributions to partners of $900,000 and $201,000 were made during the six months ended June 30, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Managing General Partner does not anticipate making further distributions during 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partners filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)   Reports on Form 8-K:

              None filed during the quarter ended June 30, 1998.


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



                               Date:  August 14, 1998