Form 10QSB
period 1998-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1998-11-16
CIK 721673

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

               For the quarterly period ended September 30, 1998

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
 Cash and cash equivalents                            $   349
 Receivables and deposits                                 159
 Restricted escrows                                       877
 Other assets                                             210
 Investment properties:
   Land                                    $ 1,072
   Buildings and related personal property  12,765
                                            13,837
   Less accumulated depreciation            (7,063)     6,774

                                                      $ 8,369

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                     $    94
 Tenant security deposit liabilities                       74
 Accrued property taxes                                   236
 Other liabilities                                        116
 Due to affiliate                                         321
 Mortgage notes payable                                10,403

Partners' Deficit
 General partners'                         $  (120)
 Limited partners' (751.59 units
   issued and outstanding)                  (2,755)    (2,875)

                                                      $ 8,369

          See Accompanying Notes to Consolidated Financial Statements


b)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                 $     688  $     711  $   2,098  $   2,098
  Other income                         68         61        188        161
       Total revenues                 756        772      2,286      2,259

Expenses:
  Operating                           382        345        973        949
  General and administrative           32         27        105         83
  Depreciation                        163        143        450        419
  Interest                            207        215        623        646
  Property taxes                       60         63        207        186
  Loss on disposal of property         20         --         49         --
       Total expenses                 864        793      2,407      2,283

Net loss                        $    (108) $     (21) $    (121) $     (24)

Net loss allocated
 to general partners (5%)       $      (5) $      (1) $      (6) $      (1)

Net loss allocated
 to limited partners (95%)           (103)       (20)      (115)       (23)
                                $    (108) $     (21) $    (121) $     (24)
Net loss per limited
 partnership unit               $ (137.04) $  (26.61) $ (153.01) $  (30.60)

Distributions per limited
 partnership unit               $      --  $      --  $1,197.46  $  254.13

          See Accompanying Notes to Consolidated Financial Statements


c)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions   751.84     $     1    $15,008   $15,009

Partners' deficit at
  December 31, 1997              751.59     $  (114)   $(1,740)  $(1,854)

Distributions to partners            --          --       (900)     (900)

Net loss for the nine months
  ended September 30, 1998           --          (6)      (115)     (121)

Partners' deficit at
  September 30, 1998             751.59     $  (120)   $(2,755)  $(2,875)

          See Accompanying Notes to Consolidated Financial Statements


d)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                   Nine Months Ended
                                                     September 30,
                                                    1998       1997
Cash flows from operating activities:
  Net loss                                        $  (121)   $   (24)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                      450        419
    Amortization of discounts and loan costs           38         48
    Loss on disposal of property                       49         --
    Change in accounts:
      Receivables and deposits                        (42)        23
      Other assets                                     16        (22)
      Accounts payable                                 62        (23)
      Tenant security deposit liabilities             (15)         3
      Accrued property taxes                          (14)       (11)
      Other liabilities                                15        (22)

        Net cash provided by operating activities     438        391

Cash flows from investing activities:
  Property improvements and replacements             (947)      (225)
  Net deposits to restricted escrows                  (85)       (58)

        Net cash used in investing activities      (1,032)      (283)


Cash flows from financing activities:
  Payments on mortgage notes payable                 (117)       (85)
  Loan costs paid                                     (16)        --
  Distributions to partners                          (900)      (201)

         Net cash used in financing activities     (1,033)      (286)

Net decrease in cash and cash equivalents          (1,627)      (178)

Cash and cash equivalents at beginning of period    1,976        637

Cash and cash equivalents at end of period        $   349    $   459

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $   584    $   599

          See Accompanying Notes to Consolidated Financial Statements


e)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation
During the third quarter of 1997, Ashley Woods Associates L.P. was restructured into a limited liability company known as Ashley Woods L.L.C. ("Ashley Woods"). The Partnership owns 100% of Ashley Woods. As a result, the Partnership consolidates its interest in Ashley Woods (whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to affiliates of the Managing General Partner during each of the nine month periods ended September 30, 1998 and 1997:

                                                          1998    1997
                                                         (in thousands)

Property management fees (included in operating expense)  $114    $113

Reimbursement for services of affiliates (included
  in operating, general and administrative expenses,
  and investment properties)  (1)                           95      57

(1) Included in "reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997, is approximately $27,000 and $4,000, respectively, for construction oversight costs related to capital improvements and major repair projects.

In addition, the Partnership paid approximately $4,000 during the nine months ended September 30, 1998 to an affiliate of the Managing General Partner for reimbursement of costs related to the Ashley Woods loan refinancing in November 1997. Loan costs are included in other assets and amortized as interest expense over the term of the loan.

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

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brother's "Class D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General
Partner. Also effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                     Average Occupancy
                                       1998    1997
Ashley Woods Apartments
  Cincinnati, Ohio                      89%     89%

Versailles on the Lake Apartments
  Fort Wayne, Indiana                   89%     96%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake to softening of the local rental market as a result of increased home purchases and increased competition from surrounding properties.

The Partnership realized a net loss of approximately $121,000 for the nine months ended September 30, 1998 compared to a net loss of approximately $24,000 for the nine months ended September 30, 1997. The Partnership's net loss for the three months ended September 30, 1998 was approximately $108,000 compared to a net loss of approximately $21,000 for the three months ended September 30, 1997. The increase in net loss is primarily due to an increase in operating, property tax, general and administrative and depreciation expenses, as well as a loss on disposal of property. These increased expenses are partially offset by an increase in other income and a reduction in interest expense. Operating expenses increased primarily due to increases in contract exterminating and contract painting at Ashley Woods. Property tax expense for Ashley Woods increased as estimated 1997 taxes were underaccrued due to a tax rate increase on tax bills received and paid in arrears. Property tax expense for the nine months ended September 30, 1998 reflects this increase. General and administrative costs increased primarily due to higher expense reimbursements. Depreciation expense increased as a result of $947,000 of property improvements in the nine months ended September 30, 1998, as well as $308,000 completed during 1997. The loss on disposal of property resulted from the write-off of the undepreciated value of roofs that were replaced at Ashley Woods. Partially offsetting the increased expenses was an increase in other income primarily due to increased interest income on higher average cash balances and lower interest expense both due to the refinancing of Ashley Woods. Despite the reduction in average occupancy at Versailles on the Lake Apartments, rental income remained relatively comparable for the three and nine month comparative periods as increases in rental rates significantly offset the occupancy decrease.

Included in operating expense for the nine months ended September 30, 1998 was approximately $48,000 of major repairs and maintenance comprised primarily of exterior building repairs and parking lot repairs. For the nine months ended September 30, 1997, operating expense included approximately $39,000 of major repairs and maintenance comprised primarily of window coverings, parking lot repairs and landscaping.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $349,000 compared to approximately $459,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $1,627,000 compared to $178,000 for the nine months ended September 30, 1997. Net cash provided by operations increased due to a decrease in cash used for accounts payable and other assets due to the timing of payments. Net cash used in investing activities increased primarily due to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions to the partners during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The 1998 distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods, as discussed below.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity on December 1, 2004, at which time a balloon payment of approximately $7,334,000 is due. Loan costs of approximately $171,000 relating to the refinancing have been incurred through September 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of $10,403,000, net of discount, is amortized over varying periods. Of this amount, $7,943,000, which matures in 2004, relates to Ashley Woods and $2,556,930, which matures in 2002, relates to Versailles on the Lake. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Distributions to partners of $900,000 ($1,197.46 per limited partnership unit) and $201,000 ($254.13 per limited partnership unit) were made during the nine months ended September 30, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                               By: Davidson Diversified Properties, Inc. Its Managing General Partner


                               By:      /s/Patrick Foye
                                        Patrick Foye
                                        Executive Vice President


                               By:      /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting
                                        (Duly Authorized Officer)


                               Date:    November 16, 1998