Form 10KSB
period 1998-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1999-03-29
CIK 721673

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [No Fee Required]

                   For the transition period from          to

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

State issuer's revenues for its most recent fiscal year:  $3,035,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None






                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner was wholly owned by MAE GP Corporation ("MAE"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

The offering of the Partnership's limited partnership units ("Units") commenced on November 16, 1983, and terminated on September 14, 1984. The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200. Since its initial offering, the Registrant has not received, nor are limited partners required to make additional capital contributions.

The Partnership's business is to own and operate existing real estate properties for investment. The Partnership does not engage in any foreign operations nor derive any income from foreign sources. All of the net proceeds of the offering were invested in six properties, four of which have since been sold or foreclosed upon. The Partnership continues to own and operate two of the properties. See "Item 2. Description of Properties," below for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner, provided such management services for the years ended December 31, 1998 and 1997.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                        Date of
Property               Purchase     Type of Ownership        Use

Versailles on the Lake 04/05/84  Fee ownership subject    Apartment
  Ft. Wayne, Indiana             to first and second      156 units
                                 mortgages.

Ashley Woods           07/31/84  Fee ownership subject    Apartment
  Cincinnati, Ohio               to first mortgage. (1)   352 units

(1) Property is held by a Limited Liability Company of which the Registrant owns 100%.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross

                        Carrying   Accumulated   Useful             Federal

Property                  Value    Depreciation   Life   Method    Tax Basis

                            (in thousands)                      (in thousands)


Versailles on the Lake   $ 4,529    $ 2,551     5-25 yrs   S/L     $ 1,118


Ashley Woods               9,309      4,665     5-25 yrs   S/L       3,427


                         $13,838    $ 7,216                        $ 4,545


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                                  Principal

                         Balance At   Stated                         Balance

                        December 31, Interest  Period   Maturity      Due At

Property                    1998       Rate   Amortized   Date     Maturity (2)

                       (in thousands)                             (in thousands)

Versailles on the Lake

  1st mortgage           $ 2,448       7.60%  21.42 yrs 11/15/02    $ 2,071

  2nd mortgage                88       7.60%     (1)    11/15/02         88


Ashley Woods               7,923       7.29%   30 yrs   12/01/04      7,334


                          10,459                                     $9,493

Less unamortized

  discounts                  (92)


Total                    $10,367


(1)  The loan requires interest only payments.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the effective interest method over the term of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                             Average Annual            Average

                              Rental Rates            Occupancy

                               (per unit)

Property                     1998       1997       1998       1997


Versailles on the Lake    $5,920     $5,847        86%        95%

Ashley Woods               6,577      6,321        89%        90%


The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake to softening of the local rental market as a result of increased home purchases and increased competition from surrounding properties.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                      1998           1998

                                      Taxes          Rate

                                 (in thousands)


  Versailles on the Lake             $  84*          9.08%

  Ashley Woods                         171           5.44%


*Amount per 1997 billings.  Taxes are paid a year in arrears.

CAPITAL IMPROVEMENTS:

Versailles on the Lake

During 1998, the Partnership completed approximately $147,000 of capital improvements at the property, consisting primarily of water heaters, carpet replacement, appliances and balcony upgrades. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $427,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $277,000.

Ashley Woods

During 1998, the Partnership completed approximately $801,000 of capital improvements at the property, consisting primarily of perimeter fencing, roof replacement, land improvements, carpet, vinyl and tile replacement, siding and window replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $939,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $365,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 751.84 Limited Partnership Units aggregating $15,008,000. As of December 31, 1998, there were 1,029 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 106.90 Units or 14.233% at December 31, 1998.

A distribution of $900,000 ($1,197.46 per limited partnership unit) was made to the limited partners during the year ended December 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997. Distributions from operations for the year ended December 31, 1997 were approximately $201,000 ($254.13 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, property sales or refinancings and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a loss of approximately $184,000 for the year ended December 31, 1998 compared to a loss before extraordinary item of approximately $27,000 for the year ended December 31, 1997. The increase in loss for the year ended December 31, 1998 is primarily due to a slight decrease in total income coupled with an increase in total expenses. Total income decreased due to decreased rental revenue partially offset by increased other income. Rental revenue decreased primarily due to increased concession costs at both properties. Decreased occupancy at both properties was offset by increased average rental rates. Other income increased due to higher average cash balances during the year due to the refinancing of Ashley Woods in November 1997.

Total expenses increased due to increased operating expenses, property tax expense and general and administrative expenses. Partially offsetting these increases was decreased interest expense. Operating expenses increased primarily due to increases in contract exterminating and contract painting costs at Ashley Woods. Property tax expense for Ashley Woods increased due to a tax rate increase. General and administrative expense increased due primarily to higher expense reimbursements. Included in general and administrative expenses at both December 31, 1998 and 1997, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The reduction in interest expense was due to the refinancing of Ashley Woods in November 1997.

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity at which time a balloon payment of approximately $7,334,000 is due. Total loan costs related to the refinancing were approximately $170,000. As a result of the refinancing, the Partnership recorded an extraordinary loss in 1997 on early extinguishment of debt of approximately $145,000, as a result of the payment of prepayment penalties and the write off of the remaining unamortized loan costs.

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

Liquidity and Capital Resources

At December 31, 1998 the Partnership had cash and cash equivalents of approximately $338,000 compared to approximately $1,976,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $1,065,000 of cash used in investing activities and approximately $1,074,000 of cash used in financing activities, which was partially offset by approximately $501,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, of payments of principal made on the mortgages encumbering the Registrant's properties and additional loan costs paid for the refinancing at Ashley Woods. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $ 642,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Versailles on the Lake include interior and exterior building improvements. Budgeted capital improvements at Ashley Woods include interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,367,000, net of discount, is amortized over periods ranging from approximately 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash distribution of $900,000 was made during the year ended December 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods. Distributions from operations of approximately $201,000 were made during the year ended December 31, 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statement of Changes in Partners' Deficit - Years ended December
  31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements








               Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate I, L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            /S/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets

  Cash and cash equivalents                                      $   338

  Receivables and deposits                                           195

  Restricted escrows                                                 909

  Other assets                                                       196

  Investment properties (Notes D and G):

    Land                                            $ 1,072

    Buildings and related personal property          12,766

                                                     13,838

    Less accumulated depreciation                    (7,216)       6,622


                                                                 $ 8,260



Liabilities and Partners' Deficit


Liabilities

  Accounts payable                                               $    54

  Tenant security deposit liabilities                                 73

  Accrued property taxes                                             266

  Other liabilities                                                  117

  Due to affiliate (Note C)                                          321

  Mortgage notes payable (Note D)                                 10,367


Partners' Deficit

  General partners'                                 $  (123)

  Limited partners' (751.59 units

    issued and outstanding)                          (2,815)      (2,938)


                                                                 $ 8,260


          See Accompanying Notes to Consolidated Financial Statements




                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,

                                                          1998       1997

Revenues:

  Rental income                                        $   2,783  $   2,822

  Other income                                               252        217

       Total revenues                                      3,035      3,039


Expenses:

  Operating                                                1,365      1,280

  General and administrative                                 140        112

  Depreciation                                               603        565

  Interest                                                   832        860

  Property taxes                                             279        249

       Total expenses                                      3,219      3,066



Loss before extraordinary item                              (184)       (27)


Extraordinary loss on early extinguishment

  of debt (Note D)                                            --       (145)


Net loss                                               $    (184) $    (172)


Net loss allocated to general partners (5%)            $      (9) $      (9)

Net loss allocated to limited partners (95%)                (175)      (163)


                                                       $    (184) $    (172)


Net loss per limited partnership unit:


Loss before extraordinary item                         $ (232.84) $  (33.59)

Extraordinary loss on early extinguishment of debt            --    (183.28)

Net loss                                               $ (232.84) $ (216.87)


Distributions per limited partner unit                 $1,197.46  $  254.13


          See Accompanying Notes to Consolidated Financial Statements








                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General     Limited

                                    Units      Partners    Partners     Total


Original capital contributions     751.84     $     1     $15,008     $15,009


Partners' deficit at

 December 31, 1996                 751.59     $   (95)    $(1,386)    $(1,481)


Distribution to partners               --         (10)       (191)       (201)


Net loss for the year ended


 December 31, 1997                     --          (9)       (163)       (172)


Partners' deficit at

 December 31, 1997                 751.59     $  (114)    $(1,740)    $(1,854)


Distribution to partners               --          --        (900)       (900)


Net loss for the year ended

 December 31, 1998                     --          (9)       (175)       (184)


Partners' deficit at

 December 31, 1998                 751.59     $  (123)    $(2,815)    $(2,938)


          See Accompanying Notes to Consolidated Financial Statements




                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                        Years Ended December 31,

                                                          1998      1997

Cash flows from operating activities:

  Net loss                                              $  (184)  $  (172)

  Adjustments to reconcile net loss to

    net cash provided by operating activities:

    Depreciation                                            603       565

    Amortization of discounts and loan costs                 54        64

    Loss on disposal                                         49        --

    Extraordinary loss on early extinguishment of debt       --       145

    Change in accounts:

      Receivables and deposits                              (78)      122

      Other assets                                           19        (5)

      Accounts payable                                       22       (13)

      Tenant security deposit liabilities                   (16)       (2)

      Accrued property taxes                                 16         9

      Other liabilities                                      16       (36)


        Net cash provided by operating activities           501       677



Cash flows from investing activities:

  Property improvements and replacements                   (948)     (308)

  Net deposits to restricted escrows                       (117)     (563)


        Net cash used in investing activities            (1,065)     (871)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (158)     (111)

  Repayment of mortgage note payable                         --    (5,941)

  Proceeds from refinancing                                  --     8,000

  Payment of loan costs                                     (16)     (154)

  Distributions to partners                                (900)     (201)

  Debt extinguishment costs                                  --       (60)


         Net cash (used in) provided by financing

           activities                                    (1,074)    1,533


Net (decrease) increase in cash and

  cash equivalents                                       (1,638)    1,339


Cash and cash equivalents at beginning of year            1,976       637


Cash and cash equivalents at end of year                $   338   $ 1,976


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   777   $   798


          See Accompanying Notes to Consolidated Financial Statements





                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 1998, the Partnership operates two residential properties located in Cincinnati, Ohio and Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc., (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (See "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation: During the third quarter of 1997, Ashley Woods Associates L.P. was restructured into a limited liability company known as Ashley Woods L.L.C. ("Ashley Woods"). Davidson Diversified Real Estate I owns 100% of the new entity. As a result, the Partnership consolidates its interest in Ashley Woods whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated.

Allocations to Partners: Net earnings (loss) of the Partnership and taxable income (loss) are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997, no adjustments for impairment of value were necessary.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $45,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively.

Restricted Escrows:

 Reserve Account: The Partnership has a general reserve account for Versailles to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. At December 31, 1998, this reserve totaled approximately $175,000.

 Capital Reserve: At the time of the refinancing of Ashley Woods' mortgage note payable during 1997, approximately $626,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements. At December 31, 1998 this reserve balance totaled approximately $629,000 including interest earned on the balance.

 Replacement Reserve: At the time of the refinancing of Ashley Woods' mortgage note during 1997, a replacement reserve was established. The Registrant is required to deposit approximately $8,000 per month in this reserve account by the mortgage lender in order to complete listed capital improvements and replacements. At December 31, 1998 this reserve balance totaled approximately $104,000.

Loan Costs: At December 31, 1998, loan costs of approximately $283,000, net of accumulated amortization of approximately $92,000, are included in other assets and are being amortized on a straight-line basis as interest expense over the term of the respective loans.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Partnership's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - DUE TO AFFILIATE

The Partnership is liable to a company affiliated with the Managing General Partner through common ownership for real estate commissions in the amounts of $125,000 for Revere Village and $196,000 for Essex which were sold in previous years. Payment of the commissions will not be made to the affiliated company until each limited partner has received a payment equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                        Principal    Monthly                        Principal

                        Balance At   Payment    Stated               Balance

                       December 31, Including  Interest Maturity     Due At

Property                   1998      Interest    Rate     Date      Maturity

                           (in thousands)                        (in thousands)


Versailles on the Lake

 2nd trust deed,

 1st mortgage            $ 2,448    $  22        7.60%  11/15/02     $ 2,071

 2nd mortgage                 88        1(1)     7.60%  11/15/02          88


Ashley Woods               7,923       55       7.29%   12/01/04       7,334

                          10,459    $  78                            $ 9,493

Less unamortized

 discounts                   (92)


Totals                   $10,367



(1)  Interest only payments

On November 20, 1997, the Partnership refinanced the debt encumbering Ashley Woods. The refinancing replaced indebtedness of approximately $5,941,000 with a new mortgage in the amount of $8,000,000. The new mortgage carries a stated interest rate of 7.29% and is amortized over 30 years. Payments of approximately $55,000 are due on the first day of each month until maturity. Loan costs related to the refinancing were approximately $170,000. As a result of the refinancing, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $145,000, due to the payment of prepayment penalties and the write off of the remaining unamortized loan costs on the previous mortgage.

The mortgage notes payable are nonrecourse and are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the effective interest method over the term of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

           1999              $  170

           2000                 184

           2001                 198

           2002               2,354

           2003                 110

        Thereafter            7,443

                            $10,459


NOTE E - INCOME TAXES

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):


                                        1998         1997


Net loss as reported                $   (184)    $   (172)

Add (deduct)

  Depreciation differences                30           33

  Unearned income                        (31)          65

  Disposal of fixed assets                49           --

  Miscellaneous                           30          (40)


Federal taxable loss                $   (106)    $   (114)


Federal taxable loss

per limited partnership unit        $(133.92)    $(144.09)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1998 (in thousands):


Net liabilities as reported                            $(2,938)

Differences in basis of assets and liabilities:

Buildings and Land                                         250

Accumulated depreciation                                (2,327)

Other                                                      483

Net liabilities - Federal tax basis                    $(4,532)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1998 and 1997 (in thousands):


                                                     1998        1997


Property management fees (included in

 operating expenses)                                 $152        $151


Reimbursement for services of affiliates,

 (included in investment properties,

 general and administrative expenses and

 operating expenses) (1)                              117          80


(1) Included in reimbursements for services of affiliates is approximately $27,000 and $5,000 of construction oversight reimbursements in 1998 and 1997, respectively.



Additionally, the Partnership paid approximately $4,000 and $33,000 during the years ended December 31, 1998 and 1997 respectively, to affiliates of the Managing General Partner for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $152,000 and $151,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $80,000 for years ended December 31, 1998 and 1997, respectively.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interest in the Partnership. The Purchaser offered to purchase up to 140 of the outstanding Units at a purchase price of $4,000 per Unit, net to the seller in cash. In the fourth quarter of 1998, the Purchaser closed the tender offer and acquired
89.150 Units of limited partnership interest. AIMCO currently owns, through its affiliates, a total of 106.90 limited partnership units or 14.223%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992 - M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                          To Partnership

                                          (in thousands)


                                                    Buildings        Cost

                                                   and Related   Capitalized

                                                     Personal   Subsequent to

Description                Encumbrances     Land     Property    Acquisition

                          (in thousands)                        (in thousands)


Versailles on the Lake       $ 2,536     $   191   $ 3,847        $   491


Ashley Woods                   7,923         881     5,815          2,613


Totals                       $10,459     $ 1,072   $ 9,662        $ 3,104






                    Gross Amount At Which Carried

                        At December 31, 1998

                            (in thousands)

                               Buildings

                                  And                           Date of

                               Personal           Accumulated  Construc-   Date   Depreciable

Description             Land   Property   Total  Depreciation    tion    Acquired Life-Years


Versailles on the Lake $   191 $ 4,338   $ 4,529   $ 2,551       1970     04/84      5-25

Ashley Woods               881   8,428     9,309     4,665       1971     07/84      5-25


     Totals            $ 1,072 $12,766   $13,838   $ 7,216




Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                    Year Ended December 31,

                                      1997           1997

Investment Properties


Balance at beginning of year         $13,002        $12,694

 Property improvements                   948            308

 Property disposal                      (112)            --

Balance at end of year               $13,838        $13,002


Accumulated Depreciation


Balance at beginning of year         $ 6,676        $ 6,111

 Depreciation expense                    603            565

 Property disposal                       (63)            --

Balance at end of year               $ 7 216        $ 6,676


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $14,088,000 and $13,139,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $9,543,000 and $8,971,000, respectively.

NOTE H - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                       Residential    Other        Totals
Rental income                            $2,783       $  --        $2,783
Other income                                214          38           252
Interest expense                            832          --           832
Depreciation                                603          --           603
General and administrative expense           --         140           140
Segment loss                                (82)       (102)         (184)
Total assets                              7,970         290         8,260
Capital expenditures for investment
properties                                  948          --           948

1997
                                       Residential     Other        Totals
Rental income                            $2,822       $   --       $2,822
Other income                                197           20          217
Interest expense                            860           --          860
Depreciation                                565           --          565
General and administrative expense           --          112          112
Loss on extraordinary item                 (145)          --         (145)
Segment loss                                (80)         (92)        (172)
Total assets                              7,750        1,694        9,444
Capital expenditures for investment
properties                                  308           --          308

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") has no officers or directors. Davidson Diversified Properties, Inc. (the "Managing General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

The Partnership was not required to and did not pay any remuneration to officers and/or directors of the Managing General Partner during 1998 or 1997. See "Item
12. Certain Relationships and Related Transactions" below for a discussion of compensation and reimbursements paid to the general partners and certain affiliates.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                          Number
Entity                                   of Units      Percentage

Cooper River Properties, LLC              89.15          11.862%

Insignia Properties LP                    17.50           2.328%

Davidson Diversified Properties, Inc.       .25            .033%


Cooper River Properties, L.L.C., Insignia Properties, L.P., and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

As of December 31, 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Deleware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 14.223% of the partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer to acquire additional limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Managing General Partner received a cash distribution of approximately $10,000 from operations during the fiscal year ended December 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to "Item 7 Financial Statements - Note A - Allocation of Cash Distributions and Allocation of Profits, Gain, and Losses".

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1998 and 1997 (in thousands):


                                                       1998        1997


Property management fees                               $152        $151

Reimbursement for services of affiliates (1)            117          80


(1) Included in reimbursements for services of affiliates is approximately $27,000 and $5,000 of construction oversight reimbursements in 1998 and 1997, respectively.

Additionally, the Partnership paid approximately $4,000 and $33,000 during the years ended December 31, 1998 and 1997 respectively, to affiliates of the Managing General Partner for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $152,000 and $151,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $80,000 for years ended December 31, 1998 and 1997, respectively.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interest in the Partnership. The Purchaser offered to purchase up to 140 of the outstanding Units at a purchase price of $4,000 per Unit, net to the seller in cash. In the fourth quarter of 1998, the Purchaser closed the tender offer and acquired
89.150 Units of limited partnership interest. AIMCO currently owns, through its affiliates, a total of 106.90 limited partnership units or 14.223%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partners. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992 - M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       See Exhibit Index contained herein.

(b)    Reports on Form 8-K filed during the fourth quarter of 1998:

       Current Report on Form 8-K dated on October 1, 1998, and filed on October 16, 1998, disclosing change in control of the Partnership from
       Insignia   Financial Group, Inc. to AIMCO.




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



                         DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.
                         By: Davidson Diversified Properties, Inc.,
                             Its Managing General Partner


                         By: /s/ Patrick J. Foye
                             Patrick J. Foye
                             Executive Vice President


                         By: /s/ Timothy R. Garrick
                             Timothy R. Garrick
                             Vice President - Accounting


                         Date: March 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/ Patrick J. Foye        Executive Vice President      Date: March 29, 1999
Patrick J. Foye            and Director

/s/ Timothy R. Garrick     Vice President - Accounting   Date: March 29, 1999
Timothy R. Garrick         and Director




                                 EXHIBIT INDEX

Exhibit

2 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

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