Form 10QSB
period 1999-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1999-05-04
CIK 721673

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

                 For the quarterly period ended March 31, 1999

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

 Cash and cash equivalents                                   $   601

 Receivables and deposits                                        177

 Restricted escrows                                              665

 Other assets                                                    223

 Investment properties:

   Land                                         $ 1,072

   Buildings and related personal property       12,849

                                                 13,921

   Less accumulated depreciation                 (7,367)       6,554


                                                             $ 8,220
Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                            $   108

 Tenant security deposit liabilities                              74

 Accrued property taxes                                          246

 Other liabilities                                               112

 Due to affiliate                                                321

 Mortgage notes payable                                       10,331

Partners' Deficit

 General partners'                              $  (125)

 Limited partners' (751.59 units

   issued and outstanding)                       (2,847)      (2,972)

                                                             $ 8,220


          See Accompanying Notes to Consolidated Financial Statements

b)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended

                                                               March 31,

                                                           1999         1998

Revenues:

  Rental income                                        $     698    $     705

  Other income                                                62           63

     Total revenues                                          760          768

Expenses:

  Operating                                                  336          289

  General and administrative                                  35           36

  Depreciation                                               151          144

  Interest                                                   206          208

  Property taxes                                              66           86

    Total expenses                                           794          763


Net (loss) income                                      $     (34)   $       5


Net (loss) income allocated to general partners (5%)   $      (2)   $      --

Net (loss) income allocated to limited partners (95%)        (32)           5


                                                       $     (34)   $       5


Net (loss) income per limited partnership unit         $  (42.58)   $    6.65


Distributions per limited partnership unit             $      --    $1,197.46


          See Accompanying Notes to Consolidated Financial Statements

c)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership  General     Limited

                                   Units     Partners   Partners      Total


Original capital contributions  751.84       $     1     $15,008    $15,009


Partners' deficit at

  December 31, 1998             751.59      $  (123)     $(2,815)   $(2,938)


Net loss for the three months

  ended March 31, 1999              --           (2)         (32)       (34)


Partners' deficit at

  March 31, 1999                751.59      $  (125)     $(2,847)   $(2,972)


          See Accompanying Notes to Consolidated Financial Statements

d)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Three Months Ended

                                                                March 31,

                                                             1999      1998

Cash flows from operating activities:

  Net (loss) income                                        $  (34)   $    5

  Adjustments to reconcile net (loss) income to

    net cash provided by operating activities:

    Depreciation                                              151       144

    Amortization of discounts and loan costs                   14        13

    Change in accounts:

      Receivables and deposits                                 18       (40)

      Other assets                                            (36)       19

      Accounts payable                                         54        64

      Tenant security deposit liabilities                       1        (3)

      Accrued property taxes                                  (20)       (7)

      Other liabilities                                        (5)       (1)

        Net cash provided by operating activities             143       194

Cash flows from investing activities:

  Property improvements and replacements                      (83)     (145)

  Net receipts from (deposits to) restricted escrows          244        (5)

        Net cash provided by (used in) investing

            activities                                        161      (150)

Cash flows from financing activities:

  Payments on mortgage notes payable                          (41)      (38)

  Loan costs paid                                              --        (5)

  Distributions to partners                                    --      (901)

         Net cash used in financing activities                (41)     (944)

Net increase (decrease) in cash and cash equivalents          263      (900)

Cash and cash equivalents at beginning of period              338     1,976

Cash and cash equivalents at end of period                 $  601    $1,076

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $  193    $  195


          See Accompanying Notes to Consolidated Financial Statements

e)
                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% limited partnership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C- TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the three month periods ended March 31, 1999 and 1998:

                                                   1999       1998

                                                   (in thousands)

Property management fees (included in

  operating expenses)                           $ 39       $ 38

Reimbursement for services of affiliates

  (included in investment properties,

  general and administrative expenses

  and operating expenses) (1)                     22         29


(1) Included in "Reimbursements for services of affiliates" is approximately $4,000 of construction oversight reimbursements in 1998. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $38,000 for the three month periods ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $22,000 and $29,000 for the three month periods ended March 31, 1999 and 1998, respectively.

The Partnership is liable to a company affiliated with the Managing General Partner through common ownership for real estate commissions in the amounts of $125,000 for Revere Village and $196,000 for Essex which were sold in previous years. The total amount of $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliated company until each limited partner has received a payment equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

On September 26, 1998, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" Subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Versailles on the Lake Apartments owned by the Partnership.

NOTE D - SEGMENT INFORMATION

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Cincinnati, Ohio and Fort Wayne, Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals
Rental income                            $  698       $  --        $  698
Other income                                 59           3            62
Interest expense                            206          --           206
Depreciation                                151          --           151
General and administrative expense           --          35            35
Segment loss                                 (2)        (32)          (34)
Total assets                              7,898         322         8,220
Capital expenditures for investment
properties                                   83          --            83

1998
                                         Residential     Other        Totals
Rental income                            $  705       $   --       $  705
Other income                                 45           18           63
Interest expense                            208           --          208
Depreciation                                144           --          144
General and administrative expense           --           36           36
Segment income (loss)                        23          (18)           5
Total assets                              7,593          975        8,568
Capital expenditures for investment
properties                                  145           --          145

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                 Average Occupancy

                                                  1999        1998

Ashley Woods Apartments

  Cincinnati, Ohio                                93%          89%

Versailles on the Lake Apartments

  Fort Wayne, Indiana                             82%          90%

The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased marketing and advertising efforts along with concessions currently being offered to attract new tenants. The decrease in occupancy at Versailles on the Lake is primarily attributable to softening of the local rental market as a result of increased home purchases and competition from surrounding properties. The property lowered its rental rates during the first quarter of 1999 in an effort to attract tenants.

Results of Operations

The Partnership realized a loss of approximately $34,000 for the three months ended March 31, 1999 compared to net income of approximately $5,000 for the three months ended March 31, 1998. The decrease in net income for the three months ended March 31, 1999 is due to a decrease in total revenues coupled with an increase in total expenses. Total revenues decreased due to decreased rental revenue. Rental revenue decreased primarily due to increased concession costs at both of the Partnership's properties and decreased occupancy at Versailles on the Lake as discussed above, which was partially offset by increased average rental rates at Ashley Woods Apartments.

Total expenses increased primarily due to increased operating expenses which were partially offset by decreased property taxes. Operating expenses increased due to an increase in maintenance expenses at Ashley Woods in an effort to increase occupancy. Property tax expense for Ashley Woods for the three months ended March 31, 1998 includes additional amounts owed due to a tax rate increase on tax bills received and paid in arrears for which there was an underaccrual in 1997. Property tax for the three months ended March 31, 1999 does not include any such additional amount. General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999 the Partnership had cash and cash equivalents of approximately $601,000 compared to approximately $1,076,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $263,000 as compared to the partnership's year ended December 31, 1998, is due to approximately $143,000 of cash provided by operating activities and approximately $161,000 of cash provided by investing activities, which was partially offset by approximately $41,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below:

Ashley Woods

During the three months ended March 31, 1999, the Partnership completed approximately $43,000 of capital improvements at the property, consisting primarily of heating improvements, appliances, carpet, vinyl and tile replacement, and window replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $939,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $365,000.

Versailles on the Lake

During the three months ended March 31, 1999, the Partnership completed approximately $40,000 of capital improvements at the property, consisting primarily of office equipment, carpet and vinyl replacement, and plumbing repairs. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $427,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $277,000.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,331,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the three months ended March 31, 1999. A cash distribution of $901,000 ($1,197.46 per limited partnership unit) was made during the three months ended March 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 14.223% of the partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer to acquire additional limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                              Date: May 4, 1999