Form 10QSB
period 1999-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1999-08-03
CIK 721673

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

                  For the quarterly period ended June 30, 1999

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

 Cash and cash equivalents                                   $   916

 Receivables and deposits                                        122

 Restricted escrows                                              296

 Other assets                                                    215

 Investment properties:

   Land                                         $ 1,072

   Buildings and related personal property       12,956


                                                 14,028

   Less accumulated depreciation                 (7,531)       6,497


                                                             $ 8,046

Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                            $    46

 Tenant security deposit liabilities                              72

 Accrued property taxes                                          183

 Other liabilities                                               102

 Due to affiliate                                                321

 Mortgage notes payable                                       10,295

Partners' Deficit

 General partners'                              $  (125)

 Limited partners' (751.59 units
   issued and outstanding)                       (2,848)      (2,973)


                                                             $ 8,046


          See Accompanying Notes to Consolidated Financial Statements



b)


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999        1998        1999        1998


Revenues:

  Rental income                   $   744   $     705   $   1,442   $   1,410

  Other income                         77          57         139         120

       Total revenues                 821         762       1,581       1,530


Expenses:

  Operating                           354         331         690         620

  General and administrative           28          37          63          73

  Depreciation                        164         143         315         287




  Interest                            210         208         416         416

  Property taxes                       66          61         132         147

       Total expenses                 822         780       1,616       1,543


Net loss                          $    (1)  $     (18)  $     (35)  $     (13)


Net loss allocated

  to general partners (5%)        $    --   $      (1)  $      (2)  $      (1)


Net loss allocated

  to limited partners (95%)            (1)        (17)        (33)        (12)

                                  $    (1)  $     (18)  $     (35)  $     (13)

Net loss per limited

  partnership unit                $ (1.33)  $  (22.62)  $  (43.91)  $  (15.97)


Distributions per limited

  partnership unit                $    --   $      --   $      --   $1,197.46


          See Accompanying Notes to Consolidated Financial Statements





c)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General      Limited

                                   Units       Partners    Partners     Total


Original capital contributions     751.84      $     1     $15,008    $15,009


Partners' deficit at

  December 31, 1998                751.59      $  (123)    $(2,815)   $(2,938)


Net loss for the six months

  ended June 30, 1999                --          (2)         (33)       (35)





Partners' deficit at

  June 30, 1999                    751.59      $  (125)    $(2,848)   $(2,973)


          See Accompanying Notes to Consolidated Financial Statements



d)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Six Months Ended

                                                              June 30,

                                                          1999         1998

Cash flows from operating activities:


  Net loss                                            $   (35)     $   (13)

  Adjustments to reconcile net loss to

   net cash provided by operating activities:

    Depreciation                                          315          287

    Amortization of discounts and loan costs               32           26

    Loss on disposal of property                           --           29

    Change in accounts:

      Receivables and deposits                             73            5

      Other assets                                        (41)          17

      Accounts payable                                     (8)         230

      Tenant security deposit liabilities                  (1)          (7)

      Accrued property taxes                              (83)         (73)

      Other liabilities                                   (15)          10


        Net cash provided by operating activities         237          511


Cash flows from investing activities:

  Property improvements and replacements                 (190)        (489)

  Net receipts from (deposits to) restricted

   escrows                                                613          (58)

        Net cash provided by (used in) investing

         activities                                       423         (547)

Cash flows from financing activities:

  Payments on mortgage notes payable                      (82)         (77)

  Loan costs paid                                          --          (12)

  Distributions to partners                                --         (900)


        Net cash used in financing activities             (82)        (989)


Net increase (decrease) in cash and cash

 equivalents                                              578       (1,025)

Cash and cash equivalents at beginning of period          338        1,976


Cash and cash equivalents at end of period            $   916      $   951


Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   384      $   390


          See Accompanying Notes to Consolidated Financial Statements


e)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the six month periods ended June 30, 1999 and 1998:


                                                1999       1998

                                                (in thousands)

Property management fees (included in

  operating expenses)                           $ 81       $ 76

Reimbursement for services of affiliates

  (included in investment properties,

  general and administrative expenses

  and operating expenses)                         41         56


Additionally, the Partnership paid approximately $4,000 during the six months ended June 30, 1998 to affiliates of the Managing General Partner for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $81,000 and $76,000 for the six month periods ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $41,000 and $56,000 for the six month periods ended June 30, 1999 and 1998, respectively (including approximately $10,000 of construction oversight reimbursements for both periods).

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

On September 26, 1998, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" Subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Versailles on the Lake Apartments which are owned by the Partnership.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential      Other       Totals
Rental income                               $1,442       $  --        $1,442



Other income                                   134           5           139
Interest expense                               416          --           416
Depreciation                                   315          --           315
General and administrative expense              --          63            63
Segment income (loss)                           23         (58)          (35)
Total assets                                 7,770         276         8,046
Capital expenditures for investment
 properties                                    190          --           190

1998
                                         Residential      Other       Totals
Rental income                               $1,410       $   --       $1,410
Other income                                    91           29          120
Interest expense                               416           --          416
Depreciation                                   287           --          287
General and administrative expense              --           73           73
Segment income (loss)                           31          (44)         (13)
Total assets                                 7,780          844        8,624
Capital expenditures for investment
 properties                                    489           --          489

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                                 Average Occupancy

                                                  1999        1998

Ashley Woods Apartments

  Cincinnati, Ohio                                93%          89%

Versailles on the Lake Apartments

  Fort Wayne, Indiana                             90%          91%



The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased marketing and advertising efforts along with concessions currently being offered to attract new tenants.

Results of Operations

The Partnership realized a net loss of approximately $35,000 for the six months ended June 30, 1999, compared to a net loss of approximately $13,000 for the six months ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999, was approximately $1,000 compared to a net loss of approximately $18,000 for the three months ended June 30, 1998. The increase in net loss for the six months ended June 30, 1999, is due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased for the three and six months ended June 30, 1999, due to increased rental income and other income. Rental income increased primarily due to increased occupancy at Ashley Woods and increased average annual rental rates at both of the Partnership's properties, which was partially offset by increased concession costs at both of the Partnership's properties and a slight decrease in occupancy at Versailles on the Lake. Other income increased due to increased laundry income at both of the Partnership's properties and increased tenant charges at Ashley Woods.

Total expenses increased for the comparable three and six month periods primarily due to increased operating expenses which were partially offset by decreased property taxes. Operating expenses increased primarily due to an increase in maintenance expenses at Ashley Woods in an effort to increase occupancy as well as increased utility expenses at Versailles on the Lake. Offsetting these increases was a loss on disposal of property during the six months ended June 30, 1998. This loss resulted from the write-off of the undepreciated value of roofs that were replaced at Ashley Woods. There was no similar loss during the six months ended June 30, 1999. Property tax expense for Ashley Woods for the six months ended June 30, 1998, includes additional amounts owed due to a tax rate increase on tax bills received and paid in arrears for which there was an underaccrual in 1997. Property tax for the six months ended June 30, 1999, does not include any such additional amount. This additional expenditure was paid during the first quarter of 1998, so the expense for the three months ended June 30, 1999, does not reflect any of this variance. General and administrative expense decreased for the comparable periods primarily due to a decrease in expense reimbursements paid to the Managing General Partner. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $916,000 compared to approximately $951,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $578,000 as compared to the Partnership's year ended December 31, 1998 is due to approximately $237,000 of cash provided by operating activities and approximately $423,000 of cash provided by investing activities, which was partially offset by approximately $82,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Ashley Woods

During the six months ended June 30, 1999, the Partnership completed approximately $99,000 of capital improvements at the property, consisting primarily of heating improvements, appliances, carpet and vinyl replacement, and plumbing repairs. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $939,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $365,000.

Versailles on the Lake

During the six months ended June 30, 1999, the Partnership completed approximately $91,000 of capital improvements at the property, consisting primarily of office equipment, carpet and vinyl replacement, and appliances. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $427,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $277,000.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,295,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the six months ended June 30, 1999. A cash distribution of $900,000 ($1,197.46 per limited partnership unit) was made during the six months ended June 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods during 1997. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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


                              DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                              By:  Davidson Diversified Properties, Inc.
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration


                              Date: