Form 10QSB
period 1999-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 1999-11-10
CIK 721673

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $    893
Receivables and deposits                                                    132
Restricted escrows                                                          321
Other assets                                                                202
Investment properties:
Land                                                     $  1,072
Buildings and related personal property                    13,148
                                                           14,220
Less accumulated depreciation                              (7,665)        6,555
                                                                       $  8,103

Liabilities and Partners' Deficit

Liabilities
Accounts payable                                                       $     26
Tenant security deposit liabilities                                          71
Accrued property taxes                                                      250
Other liabilities                                                           100
Due to affiliate                                                            321
Mortgage notes payable                                                   10,257

Partners' Deficit
General partners                                         $   (122)
Limited partners (751.59 units issued and
outstanding)                                               (2,800)       (2,922)


                                                                       $  8,103

          See Accompanying Notes to Consolidated Financial Statements


b)


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                     1999       1998         1999         1998
Revenues:
Rental income                     $    731   $    688    $  2,173     $   2,098
Other income                            75         68         214           188
Total revenues                         806        756       2,387         2,286

Expenses:
Operating                              320        402       1,010         1,022
General and administrative              28         32          91           105
Depreciation                           134        163         449           450
Interest                               206        207         622           623
Property taxes                          67         60         199           207
Total expenses                         755        864       2,371         2,407

Net income (loss)                 $     51   $   (108)   $     16     $    (121)

Net income (loss) allocated to
general partners (5%)                    3         (5)          1            (6)

Net income (loss) allocated to
  limited partners (95%)                48       (103)         15          (115)
                                  $     51   $   (108)   $     16     $    (121)

Net income (loss) per limited
partnership unit                  $  63.86   $(137.04)   $  19.96     $ (153.01)

Distributions per limited
partnership unit                  $     --   $     --    $     --     $1,197.46


          See Accompanying Notes to Consolidated Financial Statements


c)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership     General      Limited
                                    Units        Partners    Partners     Total

Original capital contributions    751.84        $     1     $15,008     $15,009


Partners' deficit at
December 31, 1998                 751.59        $  (123)    $(2,815)    $(2,938)

Net income for the nine months
ended September 30, 1999              --              1          15          16

Partners' deficit at
September 30, 1999                751.59        $  (122)    $(2,800)    $(2,922)


          See Accompanying Notes to Consolidated Financial Statements


d)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                 September 30,
                                                             1999         1998
Cash flows from operating activities:
Net income (loss)                                         $    16      $  (121)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                  449          450
Amortization of discounts and loan costs                       46           38
Loss on disposal of property                                   --           49

Change in accounts:
Receivables and deposits                                       63          (42)
Other assets                                                  (37)          16
Accounts payable                                              (28)          62
Tenant security deposit liabilities                            (2)         (15)
Accrued property taxes                                        (16)         (14)
Other liabilities                                             (17)          15

Net cash provided by operating activities                     474          438

Cash flows from investing activities:
Property improvements and replacements                       (382)        (947)
  Net receipts from (deposits to) restricted escrows          588          (85)

           Net cash provided by (used in)
               investing activities                           206       (1,032)

Cash flows from financing activities:
Payments on mortgage notes payable                           (125)        (117)
  Loan costs paid                                              --          (16)
  Distributions to partners                                    --         (900)

           Net cash used in financing activities             (125)      (1,033)

Net increase (decrease) in cash and cash equivalents          555       (1,627)
Cash and cash equivalents at beginning of period              338        1,976

Cash and cash equivalents at end of period                $   893      $   349

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   576      $   584



          See Accompanying Notes to Consolidated Financial Statements


e)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with interentity accounts being eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the nine month periods ended September 30, 1999 and 1998:

                                                       1999       1998
                                                        (in thousands)

Property management fees (included in
  operating expenses)                                  $124       $114
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expenses and
  operating expenses)                                    67         95


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $114,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $67,000 and $95,000 for the nine month periods ended September 30, 1999 and 1998, respectively. These amounts include approximately $17,000 and $27,000 of construction oversight reimbursements for the nine month periods ended September 30, 1999 and 1998, respectively.

Additionally, the Partnership paid approximately $4,000 during the nine months ended September 30, 1998, to affiliates of the Managing General Partner for reimbursements of costs related to the refinancing of Ashley Woods in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

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

On September 26, 1998, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" Subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Versailles on the Lake Apartments which is owned by the Partnership.

NOTE D - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one located in Cincinnati, Ohio, and the other located in Fort Wayne, Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                     Residential      Other       Totals

Rental income                              $ 2,173       $    --     $ 2,173
Other income                                   208             6         214
Interest expense                               622            --         622
Depreciation                                   449            --         449
General and administrative expense              --            91          91
Segment income (loss)                          101           (85)         16
Total assets                                 7,847           256       8,103
Capital expenditures for investment
  properties                                   382            --         382

1998                                      Residential      Other       Totals

Rental income                               $ 2,098       $    --     $ 2,098
Other income                                    152            36         188
Interest expense                                623            --         623
Depreciation                                    450            --         450
General and administrative expense               --           105         105
Segment loss                                    (52)          (69)       (121)
Total assets                                  8,044           325       8,369
Capital expenditures for investment
  properties                                    947            --         947


NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                       Average Occupancy

                                       1999        1998
Ashley Woods Apartments
   Cincinnati, Ohio                    93%         89%

Versailles on the Lake Apartments
   Fort Wayne, Indiana                 91%         89%


The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased marketing and advertising efforts along with concessions currently being offered to attract new tenants.

Results of Operations

The Partnership realized net income of approximately $16,000 for the nine months ended September 30, 1999 compared to a net loss of approximately $121,000 for the nine months ended September 30, 1998. The Partnership's net income for the three months ended September 30, 1999, was approximately $51,000 compared to a net loss of approximately $108,000 for the three months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999, is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increased rental income and other income. Rental income increased primarily due to increased occupancy and increased average annual rental rates at both of the Partnership's properties, which are partially offset by increased concession costs at both of the Partnership's properties. Other income increased due to increased laundry income at both of the Partnership's properties and increased tenant charges at Ashley Woods. These increases were partially offset by a decrease in interest income due to a decrease in the average cash balances held in interest-bearing accounts.

Total expenses decreased primarily due to decreased operating expenses and general and administrative expenses. Operating expenses decreased primarily due to the fact that there was no loss on disposal of property during the nine months ended September 30, 1999 as there was during the nine months ended September 30, 1998. This loss resulted from the write-off of the undepreciated value of roofs that were replaced at Ashley Woods during the second and third quarters of 1998. In addition, insurance expense decreased at both of the Partnership's properties due to a change in insurance carriers late in 1998. Offsetting these decreases is an increase in maintenance expenses at Ashley Woods in an effort to increase occupancy. Operating expense for the three months ended September 30, 1999 decreased due to the timing of the completion of maintenance projects at Ashley Woods, and due to the loss on disposal discussed above. General and administrative expense decreased for the comparable periods primarily due to a decrease in expense reimbursements paid to the Managing General Partner. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense for Ashley Woods for the nine months ended September 30, 1998 includes additional amounts owed due to a tax rate increase on tax bills received and paid in arrears. This additional expenditure was paid during the first quarter of 1998. Property tax for the nine months ended September 30, 1999, does not include any such additional amount. The increase in property tax expense for the three months ended September 30, 1999 is due to the timing of the receipt of property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $893,000 as compared to approximately $349,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $555,000 since the Partnership's year ended December 31, 1998 is due to approximately $474,000 of cash provided by operating activities and approximately $206,000 of cash provided by investing activities, which was partially offset by approximately $125,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below:

Ashley Woods

During the nine months ended September 30, 1999, the Partnership completed approximately $252,000 of capital improvements at the property, consisting primarily of heating improvements, structural improvements, carpet and vinyl replacement, and plumbing upgrades. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $939,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $365,000.

Versailles on the Lake

During the nine months ended September 30, 1999, the Partnership completed approximately $130,000 of capital improvements at the property, consisting primarily of office equipment, carpet and vinyl replacement, and appliances. These improvements were funded from the Partnership's operating cash flow.
Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $427,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $277,000.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,257,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made during the nine months ended September 30, 1999. A cash distribution of $900,000 ($1,197.46 per limited partnership unit) was made to the limited partners during the nine months ended September 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Ashley Woods during 1997. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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


                              DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                              By:  Davidson Diversified Properties, Inc.
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: