Form 10KSB
period 1999-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2000-03-14
CIK 721673

February 28, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Davidson Diversified Real Estate I, L.P.
      Form 10-KSB
      File No. 0-13530


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                   FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT

                            UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the fiscal year ended December 31, 1999


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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602

                      (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

               Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,218,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner was wholly owned by MAE GP Corporation ("MAE"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by AIMCO (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless terminated prior to such date.

The offering of the Partnership's limited partnership units ("Units") commenced on November 16, 1983, and terminated on September 14, 1984. The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200. Since its initial offering, the Registrant has not received, nor are limited partners required to make additional capital contributions.

The Partnership's business is to own and operate existing real estate properties for investment. The Partnership does not engage in any foreign operations nor derive any income from foreign sources. All of the net proceeds of the offering were invested in six properties, four of which have since been sold or foreclosed upon. The Partnership continues to own and operate two of the properties. See "Item 2. Description of Properties" below for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 1999 and 1998.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6." of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will continue to have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                           Date of
Property                   Purchase          Type of Ownership           Use

Versailles on the Lake     04/05/84    Fee ownership subject to      Apartment
  Ft. Wayne, Indiana                   first and second mortgages.   156 units

Ashley Woods               07/31/84    Fee ownership subject to      Apartment
  Cincinnati, Ohio                     first mortgage. (1)           352 units

(1) Property is held by a Limited Liability Company of which the Registrant owns 100%.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                        Gross
                       Carrying   Accumulated    Useful               Federal
Property                Value    Depreciation     Life    Method     Tax Basis
                           (in thousands)                         (in thousands)

Versailles on the Lake $ 4,704      $ 2,735     5-25 yrs    S/L       $ 1,064
Ashley Woods             9,621        5,142     5-25 yrs    S/L         3,298
                       $14,325      $ 7,877                           $ 4,362

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              1999        Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
  1st mortgage              $ 2,360      7.60%    21.42 yrs   11/15/02     $ 2,071
  2nd mortgage                   88      7.60%       (1)      11/15/02          88

Ashley Woods                  7,833      7.29%     30 yrs     12/01/04       7,334
                            $10,281                                        $ 9,493
Less unamortized
  discounts                     (71)
  Total                     $10,210

(1)   The loan requires interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                         Average Annual             Average
                                          Rental Rates             Occupancy
                                           (per unit)
 Property                               1999        1998        1999       1998

 Versailles on the Lake                $6,131      $5,920        92%        86%
 Ashley Woods                           6,821       6,577        92%        89%

The Managing General Partner attributes the increase in occupancy at Ashley Woods to increased marketing and advertising efforts along with concessions currently being offered to attract new tenants. In addition, improvements were made at the property which made it more attractive to new tenants. The Managing General Partner attributes the increase in occupancy at Versailles on the Lake to increased marketing and advertising efforts to attract new tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake                           $ 83*           8.97%
Ashley Woods                                      171            4.98%


*Amount per 1998 billings.  Taxes are paid a year in arrears.

Capital Improvements

Versailles on the Lake

During 1999, the Partnership completed approximately $175,000 of capital improvements at the property, consisting primarily of lighting improvements, carpet and vinyl replacement, appliances, and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $46,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ashley Woods

During 1999, the Partnership completed approximately $312,000 of capital improvements at the property, consisting primarily of heating improvements, parking lot improvements, plumbing upgrades, structural improvements, and carpet and vinyl replacement. These improvements were funded from the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units aggregating $15,008,000. As of December 31, 1999, there were 689 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 266.65 units or 35.478% at December 31, 1999.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 1998.

                                                  Distributions
                                            Aggregate        Per Unit
                                          (in thousands)

          01/01/98 - 12/31/98                  $900         $1,197.46
          01/01/99 - 12/31/99                   314            417.78

Both  of  these   distributions   represented   a  portion  of  the   previously
undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 and were paid entirely to limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 266.65 units of limited partnership units in the Partnership representing 35.478% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $46,000 for the year ended December 31, 1999 compared to a net loss of approximately $184,000 for the year ended December 31, 1998. The decrease in net loss for the year ended December 31, 1999 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income and to a lesser extent, an increase in other income. Rental income increased primarily due to increased occupancy as noted in "Item 2. Description of Properties" and increased average annual rental rates at both of the Partnership's properties, which are partially offset by increased concession costs at both of the Partnership's properties. Other income increased due to increased laundry income at both of the Partnership's properties and increased tenant charges at Ashley Woods. These increases were partially offset by a decrease in interest income due to a decrease in the average cash balances held in interest-bearing accounts.

Total expenses increased due primarily to increased depreciation expense and to a lesser extent, increased general and administrative expenses. Partially offsetting these increases was a decrease in property tax expense. Depreciation expense increased due to the timing of capital improvements completed during 1998 and 1999 that are now being depreciated. General and administrative expense increased due to an increase in legal expense due to the 1999 settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. This increase was partially offset by a decrease in expense reimbursements paid to the Managing General Partner. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased primarily due to a decrease in expense at Ashley Woods. For the year ended December 31, 1998, property tax expense at Ashley Woods includes additional amounts owed due to a tax rate increase on tax bills received and paid in arrears. This additional expenditure was paid during the first quarter of 1998. Property tax for the year ended December 31, 1999, does not include any such additional amount.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. There was no effect from this change during 1999 on the net loss. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $681,000 compared to approximately $338,000 at December 31, 1998. Cash and cash equivalents increased approximately $343,000 from the Partnership's previous year ended December 31, 1998. The increase is due to approximately $616,000 of cash provided by operating activities and approximately $219,000 of cash provided by investing activities, which was partially offset by approximately $492,000 of cash used in financing activities. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted of partner distributions and, to a lesser extent, of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of its properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $152,400. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,210,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A distribution of $314,000 ($417.78 per limited partnership unit) was made to the limited partners during the year ended December 31, 1999. A cash distribution of $900,000 ($1,197.46 per limited partnership unit) was made to the limited partners during the year ended December 31, 1998. Both of these distributions represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in the year 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 266.65 units of limited partnership units in the Partnership representing 35.478% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors

The Partners

Davidson Diversified Real Estate I, L.P.


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Davidson
Diversified Real Estate I, L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate I, L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 21, 2000

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $ 681
   Receivables and deposits                                                 202
   Restricted escrows                                                       203
   Other assets                                                             178
   Investment properties (Notes C & F):
      Land                                                $ 1,072
      Buildings and related personal property              13,253
                                                           14,325

      Less accumulated depreciation                        (7,877)        6,448
                                                                        $ 7,712

Liabilities and Partners' Deficit

Liabilities

   Accounts payable                                                        $ 60
   Tenant security deposit liabilities                                       68
   Accrued property taxes                                                   259
   Other liabilities                                                         92
   Due to affiliate (Note E)                                                321
   Mortgage notes payable (Note C)                                       10,210

Partners' Deficit

   General partners                                        $ (125)
   Limited partners (751.59 units issued and
      outstanding)                                         (3,173)       (3,298)
                                                                        $ 7,712

               See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)



                                                       Years Ended December 31,
                                                          1999         1998
Revenues:
   Rental income                                        $ 2,947      $ 2,783
   Other income                                             271          252
        Total revenues                                    3,218        3,035

Expenses:
   Operating                                              1,375        1,365
   General and administrative                               155          140
   Depreciation                                             661          603
   Interest                                                 823          832
   Property taxes                                           250          279
      Total expenses                                      3,264        3,219

Net loss (Note D)                                         $ (46)      $ (184)

Net loss allocated to general partners (5%)                $ (2)        $ (9)
Net loss allocated to limited partners (95%)                (44)        (175)
                                                          $ (46)      $ (184)

Net loss per limited partnership unit                   $(58.54)    $(232.84)

Distributions per limited partnership unit              $417.78     $1,197.46


               See Accompanying Notes to Consolidated Financial Statements

                          DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                              (in thousands, except unit data)



                                     Limited
                                   Partnership    General    Limited
                                      Units       Partners   Partners     Total

Original capital contributions       751.84        $ 1       $15,008    $15,009

Partners' deficit at
  December 31, 1997                  751.59       $ (114)    $(1,740)   $(1,854)

Distribution to partners                 --           --        (900)      (900)

Net loss for the year ended
  December 31, 1998                      --           (9)       (175)      (184)

Partners' deficit at
  December 31, 1998                  751.59       $ (123)    $(2,815)   $(2,938)

Distribution to partners                 --           --        (314)      (314)

Net loss for the year ended
  December 31, 1999                      --           (2)        (44)       (46)

Partners' deficit at
  December 31, 1999                  751.59       $ (125)    $(3,173)   $(3,298)


               See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                       Years Ended December 31,
                                                           1999        1998

Cash flows from operating activities:
   Net loss                                               $ (46)      $ (184)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                           661          603
      Amortization of discounts and loan costs                60           54
      Loss on disposal of property                            --           49
      Change in accounts:
         Receivables and deposits                             (7)         (78)
         Other assets                                        (21)          19
         Accounts payable                                      6           22
         Tenant security deposit liabilities                  (5)         (16)
         Accrued property taxes                               (7)          16
         Other liabilities                                   (25)          16

             Net cash provided by operating activities       616          501

Cash flows from investing activities:

   Property improvements and replacements                   (487)        (948)
   Net receipts from (deposits to) restricted escrows        706         (117)

             Net cash provided by (used in) investing
               activities                                    219       (1,065)

Cash flows from financing activities:
   Payments on mortgage notes payable                       (178)        (158)
   Payment of loan costs                                      --          (16)
   Distributions to partners                                (314)        (900)

             Net cash used in financing activities          (492)      (1,074)

Net increase (decrease) in cash and cash equivalents         343       (1,638)

Cash and cash equivalents at beginning of the year           338        1,976
Cash and cash equivalents at end of the year               $ 681        $ 338

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 812        $ 777


               See Accompanying Notes to Consolidated Financial Statements

                          DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"),is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 1999, the Partnership operates two residential properties located in Cincinnati, Ohio and Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc., (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with interentity accounts being eliminated.

Allocations to Partners: Net income (loss) of the Partnership and taxable income
(loss) are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.

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

Distributions of cash from sales or refinancings shall be distributed in the following order of priority.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1999 and 1998, no adjustments for impairment of value were necessary.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $55,000 and $45,000 for the years ended December 31, 1999 and 1998, respectively.

Restricted Escrows:

      Reserve Account: The Partnership has a general reserve account for Versailles to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. At December 31, 1999, this reserve totaled approximately $65,000.

      Capital Reserve: At the time of the refinancing of Ashley Woods' mortgage note payable during 1997, approximately $626,000 of the proceeds were designated for "capital improvements escrows" for certain capital improvements. The required improvements were completed and all of these funds were withdrawn during 1999.

      Replacement Reserve: At the time of the refinancing of Ashley Woods' mortgage note during 1997, a replacement reserve was established. The Registrant is required to deposit approximately $8,000 per month in this reserve account held by the mortgage lender in order to complete listed capital improvements and replacements. At December 31, 1999, this reserve balance totaled approximately $138,000.

Loan Costs: At December 31, 1999, loan costs of approximately $283,000, net of accumulated amortization of approximately $133,000, are included in other assets and are being amortized on a straight-line basis as interest expense over the term of the respective loans.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Partnership's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will continue to have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             1999        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)

Versailles on the Lake

  1st mortgage             $ 2,360       $  22      7.60%     11/15/02     $ 2,071
  2nd mortgage                  88       $   1(1)   7.60%     11/15/02          88

Ashley Woods                 7,833          55      7.29%     12/01/04       7,334
                            10,281       $  78                             $ 9,493
Less unamortized
  Discounts                   (71)

Totals                     $10,210

(1)   Interest only payments

The mortgage notes payable are non-recourse and are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                               2000        $   176
                               2001            198
                               2002          2,354
                               2003            110
                               2004          7,443
                                           $10,281

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                     1999          1998
 Net loss as reported              $ (46)        $ (184)
Add (deduct):
  Depreciation differences            (7)            30
  Unearned income                     23            (31)
  Disposal of fixed assets            --             49
  Miscellaneous                       25             30
Federal taxable loss                $ (5)        $ (106)
Federal taxable loss per
  limited partnership unit        $ (6.48)     $(133.92)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1999 (in thousands):

                                                         1999

Net liabilities as reported                            $(3,298)
Differences in basis of assets and liabilities:
Buildings and land                                         249
Accumulated depreciation                                (2,335)
Other                                                      533

Net liabilities - Federal tax basis                    $(4,851)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
   operating expenses)                            $ 166        $ 152
Reimbursement for services of affiliates
   (included in investment properties,
   general and administrative expenses and
   operating expenses)                               85          117

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $166,000 and $152,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 and $117,000 for the years ended December 31, 1999 and 1998, respectively. These amounts include approximately $19,000 and $27,000 of construction oversight reimbursements for the years ended December 31, 1999 and 1998, respectively.

The Partnership is liable to a company affiliated with the Managing General Partner through common ownership for real estate commissions in the amounts of $125,000 for Revere Village and $196,000 for Essex which were sold in previous years. The total amount of $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliated company until each limited partner has received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 266.65 units of limited partnership units in the Partnership representing 35.478% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Versailles on the Lake Apartments owned by the Partnership.

Note F - Real Estate and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)
Versailles on the Lake        $ 2,448       $ 191        $ 3,847           $ 666
Ashley Woods                    7,833          881         5,815            2,925
                           -    -----      --- ---    -    -----       -    -----
Totals                        $10,281      $ 1,072       $ 9,662          $ 3,591
                               ======       ======        ======           ======



                        Gross Amount At Which
                               Carried
                         At December 31, 1999
                            (in thousands)
                              Buildings
                                 And                           Date of
                               Personal          Accumulated  Construc-   Date    Depreciable
     Description       Land    Property   Total  Depreciation   tion    Acquired  Life-Years
                                                (in thousands)
Versailles on the      $ 191  $ 4,513   $ 4,704   $ 2,735      1970      04/84      5-25
Lake
Ashley Woods             881    8,740     9,621     5,142      1971      07/84      5-25

     Totals           $1,072  $13,253   $14,325   $ 7,877


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Year Ended December 31,
                                                 1999          1998
Investment Properties
Balance at beginning of year                    $13,838       $13,002
    Property improvements                           487           948
    Property disposal                                --          (112)
Balance at end of year                          $14,325       $13,838

Accumulated Depreciation
Balance at beginning of year                    $ 7,216       $ 6,676
    Depreciation expense                            661           603
    Property disposal                                --           (63)
Balance at end of year                          $ 7,877       $ 7,216

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $14,574,000 and $14,088,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,212,000 and $9,543,000, respectively.

Note G - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one located in Cincinnati, Ohio, and the other located in Fort Wayne, Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                        Residential        Other         Totals
Rental income                                 $ 2,947          $ --         $ 2,947
Other income                                      260              11           271
Interest expense                                  823              --           823
Depreciation                                      661              --           661
General and administrative expense                 --             155           155
Segment profit (loss)                              98            (144)          (46)
Total assets                                    7,488             224         7,712
Capital expenditures for investment
  properties                                      487              --           487


1998                                        Residential        Other        Totals
Rental income                                 $ 2,783          $ --         $ 2,783
Other income                                      214              38           252
Interest expense                                  832              --           832
Depreciation                                      603              --           603
General and administrative expense                 --             140           140
Segment loss                                      (82)           (102)         (184)
Total assets                                    7,970             290         8,260
Capital expenditures for investment
  properties                                      948              --           948

Note H - Distributions

A distribution of $314,000 ($417.78 per limited partnership unit) was made to the limited partners during the year ended December 31, 1999. A distribution of $900,000 ($1,197.46 per limited partnership unit) was made to the limited partners during the year ended December 31, 1998. Both of these distributions represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. There was no effect from this change during 1999 on the net loss. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

         Name                     Age     Position

         Patrick J. Foye           42     Executive Vice President and Director

         Martha L. Long            40     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                   Entity                   Number of Units     Percentage

          AIMCO Properties, L.P.                 162.25           21.588%
            (an affiliate of AIMCO)
          Cooper River Properties, LLC            85.65           11.396%
            (an affiliate of AIMCO)
          Insignia Properties, LP                 18.50            2.461%
            (an affiliate of AIMCO)
          Davidson Diversified Properties, Inc.     .25             .033%
            (an affiliate of AIMCO)

Cooper River Properties, L.L.C., Insignia Properties, L.P., and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 1999, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)

Property management fees                           $166        $152
Reimbursement for services of affiliates             85         117

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $166,000 and $152,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 and $117,000 for years ended December 31, 1999 and 1998, respectively. These amounts include approximately $19,000 and $27,000 of construction oversight reimbursements for the years ended December 31, 1999 and 1998, respectively.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 266.65 units of limited partnership units in the Partnership representing 35.478% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Versailles on the Lake Apartments owned by the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of calendar 1999:

            None.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                     DAVIDSON DIVERSIFIED REAL ESTATE I, LP

                                  EXHIBIT INDEX

Exhibit                                   Description

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

   4A Certificate of Amendment of Certificate of Limited Partnership dated March 24, 1983 is incorporated by reference to Exhibit 4A to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

   10B Agreement among Agents dated November 1, 1983 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons, Inc. of Ohio, and Harvey Freeman & Sons, Inc. of South Carolina, is
                  incorporated by reference to Exhibit 10C to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

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

   10E Assignment of Contract for Sale dated April 2, 1984 between Tennessee Trust Company, Trustee and the Partnership (relating to Versailles on the Lake Apartments) is incorporated by reference to Exhibit 10L to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

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

   10M Termination Agreement dated December 31, 1991 among Jacques-Miller, Inc., Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to Exhibit 10HH to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

   10N Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10II to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31,1991.

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

                  (f) Second Deed of Trust Note dated October 28, 1992 between Davidson Diversified Real Estate I, Limited Partnership and First Commonwealth Realty Credit Corporation relating to Versailles on the Lake is incorporated by reference to Exhibit 10Q (f) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31,1992.

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

   18 Independent Accountants' Preferability Letter for Change in Accounting Principle, is attached as an exhibit to this report.

   27 Financial Data Schedule, is attached as an exhibit to this report.

                                                                 Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President

Davidson Diversified Properties, Inc.
Managing General Partner of Davidson Diversified Real Estate I, L.P. 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Davidson Diversified Real Estate I, L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP