Form 10QSB
period 2000-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2000-05-04
CIK 721673

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

                  For the quarterly period ended March 31, 2000


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
                        (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                  $ 836
   Receivables and deposits                                                      90
   Restricted escrows                                                           138
   Other assets                                                                 206
   Investment properties:
      Land                                                    $ 1,072
      Buildings and related personal property                  13,377
                                                               14,449

      Less accumulated depreciation                            (8,054)        6,395

                                                                            $ 7,665

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $  30
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                       241
   Other liabilities                                                            123
   Due to affiliate                                                             321
   Mortgage notes payable                                                    10,179

Partners' Deficit
   General partners                                            $ (125)
   Limited partners (751.59 units issued and
      outstanding)                                             (3,175)       (3,300)

                                                                            $ 7,665

           See Accompanying Notes to Consolidated Financial Statements

b)

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                        2000              1999
Revenues:
   Rental income                                       $  787           $   698
   Other income                                            60                62
      Total revenues                                      847               760

Expenses:
   Operating                                              368               336
   General and administrative                              33                35
   Depreciation                                           177               151
   Interest                                               204               206
   Property taxes                                          67                66
      Total expenses                                      849               794

Net loss                                               $   (2)          $   (34)

Net loss allocated to general partners (5%)            $   --           $    (2)

Net loss allocated to limited partners (95%)               (2)              (32)

                                                       $   (2)          $   (34)

Net loss per limited partnership unit                  $(2.66)          $(42.58)


                See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate I, L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84         $    1      $15,008    $15,009

Partners' deficit at
   December 31, 1999                   751.59         $ (125)     $(3,173)   $(3,298)

Net loss for the three months
   ended March 31, 2000                    --             --           (2)        (2)

Partners' deficit at
   March 31, 2000                      751.59         $ (125)     $(3,175)   $(3,300)


                See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate I, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net loss                                                       $  (2)      $ (34)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                                177         151
        Amortization of discounts and loan costs                     14          14
        Change in accounts:
            Receivables and deposits                                112          18
            Other assets                                            (37)        (36)
            Accounts payable                                        (30)         54
            Tenant security deposit liabilities                       3           1
            Accrued property taxes                                  (18)        (20)
            Other liabilities                                        31          (5)

               Net cash provided by operating activities            250         143

Cash flows used in investing activities:
   Property improvements and replacements                          (124)        (83)
   Net receipts from restricted escrows                              65         244

               Net cash (used in) provided by investing
                 activities                                         (59)        161

Cash flows used in financing activities:
   Payments on mortgage notes payable                               (36)        (41)

Net increase in cash and cash equivalents                           155         263

Cash and cash equivalents at beginning of period                    681         338
Cash and cash equivalents at end of period                       $  836       $ 601

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  143       $ 193

                See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate I, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with inter-entity accounts being eliminated.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the three month periods ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                              $ 43       $ 39
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  16         22

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $43,000 and $39,000 for the three month periods ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $22,000 for the three month periods ended March 31, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 270.15 limited partnership units in the Partnership representing 35.944% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 35.944% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

2000                                             Residential      Other       Totals

Rental income                                       $  787          $ --       $ 787
Other income                                            58             2          60
Interest expense                                       204            --         204
Depreciation                                           177            --         177
General and administrative expense                      --            33          33
Segment profit (loss)                                   29           (31)         (2)
Total assets                                         7,496           169       7,665
Capital expenditures for investment
  properties                                           124            --         124


1999                                             Residential      Other       Totals

Rental income                                       $  698          $ --       $ 698
Other income                                            59             3          62
Interest expense                                       206            --         206
Depreciation                                           151            --         151
General and administrative expense                      --            35          35
Segment loss                                            (2)          (32)        (34)
Total assets                                         7,898           322       8,220
Capital expenditures for investment
  properties                                            83            --          83

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Ashley Woods Apartments
            Cincinnati, Ohio                      93%         93%

         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   97%         82%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake to increased marketing and advertising efforts to attract new tenants.

Results of Operations

The Partnership realized a net loss of approximately $2,000 for the three months ended March 31, 2000 compared to a net loss of approximately $34,000 for the three months ended March 31, 1999. The decrease in net loss for the three months ended March 31, 2000 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income. Rental income increased primarily due to increased occupancy at Versailles on the Lake Apartments and increased average annual rental rates at both of the Partnership's properties.

Total expenses increased due primarily to increased operating expense and depreciation expense. Operating expense increased primarily due to an increase in contract repairs at Ashley Woods. Depreciation expense increased due to property improvements and replacements completed during the past twelve months that are now being depreciated.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of both of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $836,000 compared to approximately $601,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $155,000 since the Partnership's year ended December 31, 1999 is due to approximately $250,000 of cash provided by operating activities which was partially offset by approximately $59,000 of cash used in investing activities and approximately $36,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties.

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

Ashley Woods

During the three months ended March 31, 2000, the Partnership completed approximately $96,000 of capital improvements at the property, consisting primarily of fencing, cabinets, structural improvements, carpet replacement, and appliances. These improvements were funded from the Partnership's reserves. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $177,000, consisting primarily of electrical upgrades, air conditioning unit replacement, appliances, carpet replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Versailles on the Lake

During the three months ended March 31, 2000, the Partnership completed approximately $28,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $163,000, consisting primarily of appliances, carpet replacements, exterior painting, parking lot improvements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,179,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 2000.

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