Form 10QSB
period 2000-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2000-08-08
CIK 721673

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

                    For the quarterly period ended June 30, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  357
   Receivables and deposits                                                     100
   Restricted escrows                                                           195
   Other assets                                                                 180
   Investment properties:
      Land                                                    $ 1,072
      Buildings and related personal property                  13,548
                                                               14,620
      Less accumulated depreciation                            (8,236)        6,384

                                                                            $ 7,216

Liabilities and Partners' Deficit

Liabilities

   Accounts payable                                                           $  32
   Tenant security deposit liabilities                                           76
   Accrued property taxes                                                       176
   Other liabilities                                                            136
   Due to affiliate                                                             321
   Mortgage notes payable                                                    10,140

Partners' Deficit

   General partners                                            $ (141)
   Limited partners (751.59 units issued and
      outstanding)                                             (3,524)       (3,665)

                                                                            $ 7,216

            See Accompanying Notes to Consolidated Financial Statements

b)

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                              Three Months Ended     Six Months Ended
                                                   June 30,              June 30,
                                               2000       1999       2000       1999

Revenues:
  Rental income                                $  799      $ 744    $ 1,586   $ 1,442
  Other income                                     82         77        142       139
         Total revenues                           881        821      1,728     1,581

Expenses:
  Operating                                       326        354        694       690
  General and administrative                       41         28         74        63
  Depreciation                                    182        164        359       315
  Interest                                        204        210        408       416
  Property taxes                                   63         66        130       132
         Total expenses                           816        822      1,665     1,616

Net income (loss)                              $   65       $ (1)      $ 63     $ (35)

Net income (loss) allocated to general
  partners (5%)                                     3         --          3        (2)

Net income (loss) allocated to limited
  partners (95%)                                   62         (1)        60       (33)

                                               $   65       $ (1)      $ 63     $ (35)
Net income (loss) per limited partnership
  unit                                          82.49      (1.33)     79.83    (43.91)

Distributions per limited partnership
  unit                                        $546.84     $  --      $546.84     $ --


            See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $   1      $15,008    $15,009

Partners' deficit at

   December 31, 1999                   751.59         $ (125)     $(3,173)   $(3,298)

Distributions to partners                  --            (19)        (411)      (430)

Net income for the six months
   ended June 30, 2000                     --              3           60         63

Partners' deficit at
   June 30, 2000                       751.59         $ (141)     $(3,524)   $(3,665)

            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2000        1999
Cash flows from operating activities:

   Net income (loss)                                              $  63        $ (35)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation                                                359          315
        Amortization of discounts and loan costs                     28           32
        Change in accounts:
            Receivables and deposits                                102           73
            Other assets                                            (20)         (41)
            Accounts payable                                        (28)          (8)
            Tenant security deposit liabilities                       8           (1)
            Accrued property taxes                                  (83)         (83)
            Other liabilities                                        44          (15)

               Net cash provided by operating activities            473          237

Cash flows from investing activities:

   Property improvements and replacements                          (295)        (190)
   Net receipts from restricted escrows                               8          613

               Net cash (used in) provided by investing
                 activities                                        (287)         423

Cash flows from financing activities:

   Payments on mortgage notes payable                               (80)         (82)
   Distributions to partners                                       (430)          --

               Net cash used in financing activities               (510)         (82)

Net (decrease) increase in cash and cash equivalents               (324)         578

Cash and cash equivalents at beginning of period                    681          338
Cash and cash equivalents at end of period                       $  357        $ 916

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 333        $ 384

            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following payments were paid to affiliates of the Managing General Partner during each of the six month periods ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                              $ 88       $ 81
Reimbursement for services of affiliates (included
  in investment properties and general and
  administrative expenses)                                 36         41

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $88,000 and $81,000 for the six month periods ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $36,000 and $41,000 for the six month periods ended June 30, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 270.9 limited partnership units in the Partnership representing 36.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Versailles on the Lake Apartments which is owned by the Partnership.

Note D - Distributions

During the six months ended June 30, 2000 the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. During the six months ended June 30, 1999, the Partnership did not pay any distributions to its partners. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of June 30, 2000 the Partnership had deposits of approximately $109,000 in the Reserve Account.

Note E - Segment Reporting

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

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

Six months ended June 30, 2000                   Residential      Other       Totals

Rental income                                      $ 1,586         $  --     $ 1,586
Other income                                           138             4         142
Interest expense                                       408            --         408
Depreciation                                           359            --         359
General and administrative expense                      --            74          74
Segment profit (loss)                                  133           (70)         63
Total assets                                         7,100           116       7,216
Capital expenditures for investment
  properties                                           295            --         295


Three months ended June 30, 2000                 Residential      Other       Totals

Rental income                                       $ 799          $ --       $ 799
Other income                                            80             2          82
Interest expense                                       204            --         204
Depreciation                                           182            --         182
General and administrative expense                      --            41          41
Segment profit (loss)                                  104           (39)         65


Six months ended June 30, 1999                   Residential      Other       Totals

Rental income                                      $ 1,442         $  --     $ 1,442
Other income                                           134             5         139
Interest expense                                       416            --         416
Depreciation                                           315            --         315
General and administrative expense                      --            63          63
Segment profit (loss)                                   23           (58)        (35)
Total assets                                         7,770           276       8,046
Capital expenditures for investment
  properties                                           190            --         190


Three months ended June 30, 1999                 Residential      Other       Totals

Rental income                                       $  744         $  --      $  744
Other income                                            75             2          77
Interest expense                                       210            --         210
Depreciation                                           164            --         164
General and administrative expense                      --            28          28
Segment profit (loss)                                   25           (26)         (1)

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Ashley Woods Apartments
            Cincinnati, Ohio                      94%         93%

         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   97%         90%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to increased marketing and advertising efforts to attract new tenants.

Results of Operations

The Partnership realized net income of approximately $63,000 for the six months ended June 30, 2000 compared to a net loss of approximately $35,000 for the six months ended June 30, 1999. The Partnership realized net income of approximately $65,000 for the three month period ended June 30, 2000 compared to a net loss of approximately $1,000 for the three month period ended June 30, 1999. The increase in net income for the six months ended June 30, 2000 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in net income for the three month period ended June 30, 2000 is primarily due to an increase in total revenues and a slight decrease in total expenses. Total revenues increased for the three and six month periods ended June 30, 2000 primarily due to an increase in rental income and other income. Rental income increased for the three and six month periods primarily due to increased occupancy and increased average annual rental rates as well as decreased concessions at both of the Partnership's properties for the six months ended June 30, 2000. Other income increased for the three and six month periods due to an increase in interest income due to an increase in the average cash balances held in interest-bearing accounts.

Total expenses increased for the six month period ended June 30, 2000 due primarily to increased depreciation expense and general and administrative expenses. Total expenses decreased for the three month period ended June 30, 2000 due primarily to decreased operating expenses which was partially offset by increased depreciation expense and general and administrative expenses. Depreciation expense increased for the three and six month periods due to property improvements and replacements completed during the past twelve months that are now being depreciated. General and administrative expenses increased for the three and six month periods due primarily to an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased for the three month period ended June 30, 2000 primarily due to a decrease in repairs and maintenance expense at Ashley Woods.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $357,000 compared to approximately $916,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $324,000 since the Partnership's year ended December 31, 1999 is due to approximately $287,000 of cash used in investing activities and approximately $510,000 of cash used in financing activities which was partially offset by approximately $473,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Ashley Woods

During the six months ended June 30, 2000, the Partnership completed approximately $238,000 of capital improvements at the property, consisting primarily of electrical upgrades, cabinets, structural improvements, carpet replacement, and appliances. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $251,000, consisting primarily of electrical upgrades, air conditioning unit replacement, appliances, carpet replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Versailles on the Lake

During the six months ended June 30, 2000, the Partnership completed approximately $57,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliances, and structural improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $163,000, consisting primarily of appliances, carpet replacements, exterior painting, parking lot improvements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,140,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2000 the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. During the six months ended June 30, 1999, the Partnership did not pay any distributions to its partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of June 30, 2000 the Partnership had deposits of approximately $109,000 in the Reserve Account.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2000.

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