Form 10QSB
period 2000-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2000-11-13
CIK 721673

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

              For the quarterly period ended September 30, 2000


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $  413
   Receivables and deposits                                                     114
   Restricted escrows                                                           174
   Other assets                                                                 177
   Investment properties:
      Land                                                    $ 1,072
      Buildings and related personal property                  13,716
                                                               14,788
      Less accumulated depreciation                            (8,415)        6,373

                                                                            $ 7,251
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $  75
   Tenant security deposit liabilities                                           92
   Accrued property taxes                                                       245
   Other liabilities                                                            133
   Due to affiliate                                                             321
   Mortgage notes payable                                                    10,099

Partners' Deficit
   General partners                                            $ (143)
   Limited partners (751.59 units issued and
      outstanding)                                             (3,571)       (3,714)

                                                                            $ 7,251

         See Accompanying Notes to Consolidated Financial Statements

b)

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2000       1999       2000       1999

Revenues:
  Rental income                                 $  786      $ 731    $ 2,372    $ 2,173
  Other income                                      67         75        209        214
         Total revenues                            853        806      2,581      2,387

Expenses:
  Operating                                        387        320      1,081      1,010
  General and administrative                        68         28        142         91
  Depreciation                                     179        134        538        449
  Interest                                         200        206        608        622
  Property taxes                                    68         67        198        199
         Total expenses                            902        755      2,567      2,371

Net (loss) income                               $ (49)      $  51       $ 14       $ 16

Net (loss) income allocated to general
  partners (5%)                                  $ (2)      $   3       $  1       $  1

Net (loss) income allocated to limited
  partners (95%)                                   (47)        48         13         15

                                                $  (49)      $ 51       $ 14       $ 16
Net (loss) income per limited partnership
  unit                                         $(62.53)   $ 63.86    $ 17.30    $ 19.96

Distributions per limited partnership
  unit                                           $  --       $ --    $546.84      $  --

         See Accompanying Notes to Consolidated Financial Statements

c)

                   Davidson Diversified Real Estate I, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $   1      $15,008    $15,009

Partners' deficit at
   December 31, 1999                   751.59         $ (125)     $(3,173)   $(3,298)

Distributions to partners                  --            (19)        (411)      (430)

Net income for the nine months
   ended September 30, 2000                --              1           13         14

Partners' deficit at
   September 30, 2000                  751.59         $ (143)     $(3,571)   $(3,714)

         See Accompanying Notes to Consolidated Financial Statements

d)

                   Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                     $  14        $  16
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                538          449
        Amortization of discounts and loan costs                     43           46
        Change in accounts:
            Receivables and deposits                                 88           63
            Other assets                                            (24)         (37)
            Accounts payable                                         15          (28)
            Tenant security deposit liabilities                      24           (2)
            Accrued property taxes                                  (14)         (16)
            Other liabilities                                        41          (17)

               Net cash provided by operating activities            725          474

Cash flows from investing activities:
   Property improvements and replacements                          (463)        (382)
   Net receipts from restricted escrows                              29          588

               Net cash (used in) provided by investing
                 activities                                        (434)         206

Cash flows from financing activities:
   Payments on mortgage notes payable                              (129)        (125)
   Distributions to partners                                       (430)          --

               Net cash used in financing activities               (559)        (125)

Net (decrease) increase in cash and cash equivalents               (268)         555

Cash and cash equivalents at beginning of period                    681          338
Cash and cash equivalents at end of period                       $  413        $ 893

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 517        $ 576

         See Accompanying Notes to Consolidated Financial Statements

e)

                   Davidson Diversified Real Estate I, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following payments were paid to affiliates of the Managing General Partner during each of the nine month periods ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                              $131       $124
Reimbursement for services of affiliates (included
  in investment properties and general and
  administrative expenses)                                 88         67

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $131,000 and $124,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $67,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village and approximately $196,000 for Essex which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 296.85 limited partnership units in the Partnership representing 39.50% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. During the nine months ended September 30, 1999, the Partnership did not pay any distributions to its partners. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of September 30, 2000 the Partnership had deposits of approximately $112,000 in the Reserve Account.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


     Three Months Ended September 30, 2000       Residential      Other       Totals

Rental income                                       $  786          $ --       $ 786
Other income                                            65             2          67
Interest expense                                       200            --         200
Depreciation                                           179            --         179
General and administrative expense                      --            68          68
Segment profit (loss)                                   17           (66)        (49)


     Nine Months Ended September 30, 2000        Residential      Other       Totals

Rental income                                      $ 2,372         $  --     $ 2,372
Other income                                           203             6         209
Interest expense                                       608            --         608
Depreciation                                           538            --         538
General and administrative expense                      --           142         142
Segment profit (loss)                                  150          (136)         14
Total assets                                         7,124           127       7,251
Capital expenditures for investment
  properties                                           463            --         463


     Three Months Ended September 30, 1999       Residential      Other       Totals

Rental income                                       $  731          $ --       $ 731
Other income                                            74             1          75
Interest expense                                       206            --         206
Depreciation                                           134            --         134
General and administrative expense                      --            28          28
Segment profit (loss)                                   78           (27)         51


     Nine Months Ended September 30, 1999        Residential      Other       Totals

Rental income                                      $ 2,173         $  --     $ 2,173
Other income                                           208             6         214
Interest expense                                       622            --         622
Depreciation                                           449            --         449
General and administrative expense                      --            91          91
Segment profit (loss)                                  101           (85)         16
Total assets                                         7,847           256       8,103
Capital expenditures for investment
  properties                                           382            --         382

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Ashley Woods Apartments
            Cincinnati, Ohio                      94%         93%

         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   96%         91%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to improvements at the property to improve the curb appeal such as entryway improvements and playground updates, and increased marketing and advertising efforts.

Results of Operations

The Partnership realized net income of approximately $14,000 for the nine months ended September 30, 2000 compared to net income of approximately $16,000 for the nine months ended September 30, 1999. The Partnership realized a net loss of approximately $49,000 for the three month period ended September 30, 2000 compared to net income of approximately $51,000 for the three month period ended September 30, 1999. Net income remained stable for the nine months ended
September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to an increase in total revenues which was offset by an increase in total expenses. The decrease in net income for the three month period ended September 30, 2000 is primarily due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in rental income slightly offset by a decrease in other income. Rental income increased primarily due to increased occupancy and increased average rental rates at both of the Partnership's properties as well as decreased concessions at Ashley Woods Apartments. Other income decreased primarily due to a decrease in cleaning and damage fees at Ashley Woods Apartments and laundry income at both of the Partnership's properties, partially offset by increased interest income due to increases in the average cash balances held in interest-bearing accounts.

Total expenses increased for the three and nine month periods ended September 30, 2000 due primarily to increased depreciation, operating, and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the past twelve months that are now being depreciated. Operating expenses increased primarily due to an increase in utility expenses at Ashley Woods Apartments and an increase in salary expenses at both of the Partnership's properties. General and administrative expenses increased due primarily to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both September 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $413,000 compared to approximately $893,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $268,000 since the Partnership's year ended December 31, 1999 is due to approximately $434,000 of cash used in investing activities and approximately $559,000 of cash used in financing activities which was partially offset by approximately $725,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Ashley Woods

During the nine months ended September 30, 2000, the Partnership completed approximately $319,000 of budgeted and nonbudgeted capital improvements at the property, consisting primarily of electrical upgrades, lighting upgrades, cabinets, structural improvements, carpet and vinyl replacement, parking area improvements, and appliances. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted was approximately $266,000, consisting primarily of electrical upgrades, air conditioning unit replacement, roof replacement, appliances, carpet replacements, plumbing upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Versailles on the Lake

During the nine months ended September 30, 2000, the Partnership completed approximately $144,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliances, major landscaping, and structural improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $178,000, consisting primarily of appliances, carpet replacements, interior painting, parking lot improvements, and interior decorating. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,099,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000 the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. During the nine months ended September 30, 1999, the Partnership did not pay any distributions to its partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of September 30, 2000 the Partnership had deposits of approximately $112,000 in the Reserve Account.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 2000.

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