Form 10KSB
period 2000-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2001-03-21
CIK 721673

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                             UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000


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

State issuer's revenues for its most recent fiscal year.  $3,428,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2000 and 1999.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

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

                           Gross
                          Carrying   Accumulated    Useful               Federal
Property                   Value    Depreciation     Life    Method     Tax Basis
                              (in thousands)                         (in thousands)

Versailles on the Lake    $ 4,921      $ 3,015     5-25 yrs    S/L       $ 1,019
Ashley Woods               10,008        5,584     5-25 yrs    S/L         3,200
                          $14,929      $ 8,599                           $ 4,219

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2000        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
  1st mortgage              $ 2,265      7.60%    21.42 yrs   11/15/02     $ 2,071
  2nd mortgage                   88      7.60%       (1)      11/15/02          88

Ashley Woods                  7,752      7.29%     30 yrs     12/01/04       7,334
                             10,105                                        $ 9,493
Less unamortized
  discounts                     (45)
  Total                     $10,060

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                           Average Annual             Average
                                            Rental Rates             Occupancy
                                             (per unit)
 Property                                 2000        1999        2000      1999

 Versailles on the Lake                  $6,548      $6,131        94%       92%
 Ashley Woods                             7,239       6,821        93%       92%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:


                                                 2000            2000
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake                           $ 82*           8.91%
Ashley Woods                                      183            5.33%

*Amount per 1999 billings.  Taxes are paid a year in arrears.

Capital Improvements

Versailles on the Lake

During the year ended December 31, 2000, the Partnership completed approximately $217,000 of capital improvements at the property, consisting primarily of parking lot improvements, carpet and vinyl replacement, major landscaping, exterior painting, and structural improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $42,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ashley Woods

During the year ended December 31, 2000, the Partnership completed approximately $387,000 of capital improvements at the property, consisting primarily of building improvements, parking area improvements, carpet and vinyl replacement, electrical upgrades, lighting upgrades, cabinets, countertop replacements, and structural improvements. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $96,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.



                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units aggregating $15,008,000. As of December 31, 2000, there were 601 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 304.25 units or 40.48% at December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000:

                                                  Distributions
                                            Aggregate        Per Unit
                                          (in thousands)

          01/01/99 - 12/31/99                $314 (1)        $417.78
          01/01/00 - 12/31/00                 430 (2)         546.84
         Subsequent to 12/31/00               184 (3)         232.84

(1) Consists of a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 and was paid entirely to limited partners.

(2) Consists of approximately $381,000 of cash from operations (approximately $362,000 to the limited partners) and approximately $49,000 of a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 which was paid entirely to limited partners.

(3)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2000, the Partnership had deposits of approximately $63,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 304.25 limited partnership units in the Partnership representing 40.48% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.48% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized a net loss of approximately $19,000 for the year ended December 31, 2000 compared to a net loss of approximately $46,000 for the year ended December 31, 1999. The decrease in net loss for the year ended December 31, 2000 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased primarily due to increased occupancy and increased average annual rental rates at both of the Partnership's properties as well as decreased concessions at Ashley Woods Apartments. Other income increased due to increased late charges at both of the Partnership's properties and increased interest income due to increases in the average cash balances held in interest-bearing accounts partially offset by a decrease in laundry income at both of the Partnership's properties and cleaning and damage fees at Ashley Woods.

Total expenses increased primarily due to increased depreciation, operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. Operating expenses increased primarily due to an increase in utility expenses at Ashley Woods Apartments, an increase in salary expenses at both of the Partnership's properties, and an increase in advertising costs primarily at Ashley Woods Apartments. These increases in operating expenses were partially offset by reduced maintenance expenses at both of the Partnership's properties. General and administrative expense increased due primarily to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both December 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000 and 1999, the Partnership had cash and cash equivalents of approximately $681,000. Cash and cash equivalents remained unchanged from the Partnership's year ended December 31, 1999 due to approximately $1,091,000 of cash provided by operating activities offset by approximately $484,000 of cash used in investing activities and approximately $607,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of its properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $139,700. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,060,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $184,000 (approximately $175,000 to the limited partners or $232.84 per limited partnership unit). During the year ended December 31, 1999, the Partnership paid a distribution of approximately $314,000 ($417.78 per limited partnership unit). This distribution represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in the year 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2000, the Partnership had deposits of approximately $63,000 in the Reserve Account.

Tender Offer

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 304.25 limited partnership units in the Partnership representing 40.48% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.48% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheet - December 31, 2000

  Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

  Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

  Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

  Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Davidson
Diversified Real Estate I, L.P. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate I, L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $  681
   Receivables and deposits                                                      23
   Restricted escrows                                                            83
   Other assets                                                                 148
   Investment properties (Notes C & F):
      Land                                                    $ 1,072
      Buildings and related personal property                  13,857
                                                               14,929
      Less accumulated depreciation                            (8,599)        6,330

                                                                            $ 7,265
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $  71
   Tenant security deposit liabilities                                           92
   Accrued property taxes                                                       269
   Other liabilities                                                            199
   Due to affiliate (Note E)                                                    321
   Mortgage notes payable (Note C)                                           10,060

Partners' Deficit
   General partners                                            $ (145)
   Limited partners (751.59 units issued and
      outstanding)                                             (3,602)       (3,747)

                                                                            $ 7,265

           See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 3,139      $ 2,947
   Other income                                                  289          271
      Total revenues                                           3,428        3,218

Expenses:
   Operating                                                   1,462        1,375
   General and administrative                                    191          155
   Depreciation                                                  722          661
   Interest                                                      809          823
   Property taxes                                                263          250
      Total expenses                                           3,447        3,264

Net loss (Note D)                                             $  (19)      $  (46)

Net loss allocated to general partners (5%)                   $   (1)      $   (2)
Net loss allocated to limited partners (95%)                     (18)         (44)
                                                              $  (19)      $  (46)

Net loss per limited partnership unit                        $(23.95)     $(58.54)

Distributions per limited partnership unit                   $546.84      $417.78

           See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions            751.84       $    1     $15,008    $15,009

Partners' deficit at
  December 31, 1998                       751.59       $ (123)    $(2,815)   $(2,938)

Distribution to partners                      --           --        (314)      (314)

Net loss for the year ended
  December 31, 1999                           --           (2)        (44)       (46)

Partners' deficit at
  December 31, 1999                       751.59       $ (125)    $(3,173)   $(3,298)

Distributions to partners                     --          (19)       (411)      (430)

Net loss for the year ended
  December 31, 2000                           --           (1)        (18)       (19)

Partners' deficit at
  December 31, 2000                       751.59       $ (145)    $(3,602)   $(3,747)

           See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                 2000        1999
Cash flows from operating activities:
   Net loss                                                     $ (19)       $  (46)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                                 722          661
      Amortization of discounts and loan costs                      60           60
      Change in accounts:
         Receivables and deposits                                  179           (7)
         Other assets                                               (3)         (21)
         Accounts payable                                           11            6
         Tenant security deposit liabilities                        24           (5)
         Accrued property taxes                                     10           (7)
         Other liabilities                                         107          (25)

             Net cash provided by operating activities           1,091          616

Cash flows from investing activities:
   Property improvements and replacements                         (604)        (487)
   Net receipts from restricted escrows                            120          706

             Net cash (used in) provided by investing
               activities                                         (484)         219

Cash flows from financing activities:
   Payments on mortgage notes payable                             (177)        (178)
   Distributions to partners                                      (430)        (314)

             Net cash used in financing activities                (607)        (492)

Net increase (decrease) in cash and cash equivalents                --          343

Cash and cash equivalents at beginning of the year                 681          338
Cash and cash equivalents at end of the year                    $  681        $ 681

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  704        $ 812

           See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 2000, the Partnership operates two residential properties, one each located in Cincinnati, Ohio and Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc., (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2000 and 1999, no adjustments for impairment of value were necessary.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $482,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $76,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively.

Restricted Escrows:

      Reserve Account: The Partnership has a general reserve account for Versailles to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. At December 31, 2000, this reserve totaled approximately $63,000.

      Replacement Reserve: At the time of the refinancing of Ashley Woods' mortgage note during 1997, a replacement reserve was established. The Registrant is required to deposit approximately $8,000 per month in this reserve account held by the mortgage lender in order to complete listed capital improvements and replacements. At December 31, 2000, this reserve balance totaled approximately $20,000.

Loan Costs: At December 31, 2000, loan costs of approximately $283,000, net of accumulated amortization of approximately $167,000, are included in other assets and are being amortized on a straight-line basis as interest expense over the term of the respective loans.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             2000        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Versailles on the Lake
  1st mortgage             $ 2,265       $  22      7.60%     11/15/02     $ 2,071
  2nd mortgage                  88       $   1(1)   7.60%     11/15/02          88

Ashley Woods                 7,752          55      7.29%     12/01/04       7,334
                            10,105       $  78                             $ 9,493
Less unamortized
  Discounts                   (45)

Totals                     $10,060

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                               2001        $   198
                               2002          2,354
                               2003            110
                               2004          7,443

                                           $10,105

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                     2000          1999
Net loss as reported               $  (19)        $ (46)
Add (deduct):
  Depreciation differences            (25)           (7)
  Unearned income                      --            23
  Miscellaneous                        11            25

Federal taxable loss               $  (33)         $ (5)
Federal taxable loss per
  limited partnership unit        $(41.83)       $(6.48)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2000 (in thousands):

                                                         2000
Net  liabilities  as  reported                         $(3,747)
Differences in basis of assets and liabilities:
  Buildings and land                                       250
  Accumulated depreciation                              (2,360)
  Other                                                    543
Net liabilities - Federal tax basis                    $(5,314)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
   operating expenses)                             $174        $166

Reimbursement for services of affiliates
   (included in investment properties and
   general and administrative expenses)             114          85

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $174,000 and $166,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $114,000 and $85,000 for the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 304.25 limited partnership units in the Partnership representing 40.48% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.48% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)

Versailles on the Lake        $ 2,353       $  191       $ 3,847          $   883
Ashley Woods                    7,752          881         5,815            3,312
Totals                        $10,105      $ 1,072       $ 9,662          $ 4,195


                         Gross Amount At Which
                                Carried
                          At December 31, 2000
                             (in thousands)

                               Buildings
                                  And                           Date of
                                Personal          Accumulated  Construc-   Date    Depreciable
     Description        Land    Property   Total  Depreciation   tion    Acquired  Life-Years
                                                (in thousands)
Versailles on the Lake $  191   $ 4,730   $ 4,921   $ 3,015      1970      04/84      5-25
Ashley Woods              881     9,127    10,008     5,584      1971      07/84      5-25

       Totals          $1,072   $13,857   $14,929   $ 8,599


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                               Year Ended December 31,
                                                 2000          1999
Investment Properties

Balance at beginning of year                    $14,325       $13,838
    Property improvements                           604           487
Balance at end of year                          $14,929       $14,325

Accumulated Depreciation

Balance at beginning of year                    $ 7,877       $ 7,216
    Depreciation expense                            722           661
Balance at end of year                          $ 8,599       $ 7,877


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $15,178,000 and $14,574,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $10,959,000 and $10,212,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $184,000 (approximately $175,000 to the limited partners or $232.84 per limited partnership unit). During the year ended December 31, 1999, the Partnership paid a distribution of approximately $314,000 ($417.78 per limited partnership unit). This distribution represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2000 the Partnership had deposits of approximately $63,000 in the Reserve Account.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

         Name                     Age     Position

         Patrick J. Foye           43     Executive Vice President and Director

         Martha L. Long            41     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                        Entity                     Number of Units    Percentage

      AIMCO Properties, L.P.                            199.85          26.59%
        (an affiliate of AIMCO)
      Cooper River Properties, LLC                       85.65          11.40%
        (an affiliate of AIMCO)
      Insignia Properties, LP                            18.50           2.46%
        (an affiliate of AIMCO)
      Davidson Diversified Properties, Inc.                .25           0.03%
        (an affiliate of AIMCO)

Cooper River Properties, L.L.C., Insignia Properties, L.P., and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 2000, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.
Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                           $174        $166

Reimbursement for services of affiliates            114          85

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $174,000 and $166,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $114,000 and $85,000 for years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 304.25 limited partnership units in the Partnership representing 40.48% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.48% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  None.

            (b)   Reports on Form 8-K:

                  None filed during the quarter ended December 31, 2000.

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