Form 10QSB
period 2001-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2001-05-14
CIK 721673

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

                   For the quarterly period ended March 31, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $  332
   Receivables and deposits                                                      27
   Restricted escrows                                                           124
   Other assets                                                                 206
   Investment properties:
      Land                                                    $ 1,072
      Buildings and related personal property                  13,930
                                                               15,002
      Less accumulated depreciation                            (8,786)        6,216

                                                                            $ 6,905
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 88
   Tenant security deposit liabilities                                           93
   Accrued property taxes                                                       244
   Other liabilities                                                            110
   Due to affiliate                                                             321
   Mortgage notes payable                                                    10,019

Partners' Deficit
   General partners                                            $ (156)
   Limited partners (751.59 units issued and
      outstanding)                                             (3,814)       (3,970)

                                                                            $ 6,905

            See Accompanying Notes to Consolidated Financial Statements


b)

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                               Three Months Ended
                                                                   March 31,
                                                               2001          2000
Revenues:
   Rental income                                              $ 788          $ 787
   Other income                                                   85             60
      Total revenues                                             873            847

Expenses:
   Operating                                                     414            368
   General and administrative                                     42             33
   Depreciation                                                  187            177
   Interest                                                      202            204
   Property taxes                                                 67             67
      Total expenses                                             912            849

Net loss                                                      $ (39)         $ (2)

Net loss allocated to general partners (5%)                    $ (2)         $ --

Net loss allocated to limited partners (95%)                  $ (37)             (2)

                                                              $ (39)         $ (2)

Net loss per limited partnership unit                        $(49.23)       $ (2.66)

Distributions per limited partnership unit                   $232.84         $ --

            See Accompanying Notes to Consolidated Financial Statements


c)

                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2000                   751.59         $ (145)     $(3,602)   $(3,747)

Distribution to partners                   --             (9)        (175)      (184)

Net loss for the three months
   ended March 31, 2001                    --             (2)         (37)       (39)

Partners' deficit at
   March 31, 2001                      751.59         $ (156)     $(3,814)   $(3,970)

            See Accompanying Notes to Consolidated Financial Statements


d)

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001         2000
Cash flows from operating activities:
   Net loss                                                         $ (39)       $ (2)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
      Depreciation                                                    187          177
      Amortization of discounts and loan costs                         16           14
      Change in accounts:
        Receivables and deposits                                       (4)         112
        Other assets                                                  (67)         (37)
        Accounts payable                                               17          (30)
        Tenant security deposit liabilities                             1            3
        Accrued property taxes                                        (25)         (18)
        Other liabilities                                             (89)          31

         Net cash (used in) provided by operating activities           (3)         250

Cash flows from investing activities:
   Property improvements and replacements                             (73)        (124)
   Net (deposits to) receipts from restricted escrows                 (41)          65

         Net cash used in investing activities                       (114)         (59)

Cash flows from financing activities:
   Payments on mortgage notes payable                                 (48)         (36)
   Distributions to partners                                         (184)          --

         Net cash used in financing activities                       (232)         (36)

Net (decrease) increase in cash and cash equivalents                 (349)         155

Cash and cash equivalents at beginning of period                      681          681
Cash and cash equivalents at end of period                          $ 332        $ 836

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 186        $ 143

            See Accompanying Notes to Consolidated Financial Statements


e)

                    Davidson Diversified Real Estate I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with inter-entity accounts being eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

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

The following payments were paid to affiliates of the Managing General Partner during each of the three month periods ended March 31, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
Property management fees (included in operating
  expenses)                                              $ 46       $ 43
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  26         16

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $46,000 and $43,000 for the three month periods ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $16,000 for the three month periods ended March 31, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 307.75 limited partnership units in the Partnership representing 40.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.95% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.


Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $184,000 (approximately $175,000 to the limited partners or $232.84 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $121,000 (approximately $115,000 to the limited partners or $153.01 per limited partnership unit). No cash distributions were made during the three months ended March 31, 2000. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of March 31, 2001, the Partnership had deposits of approximately $79,000 in the Reserve Account.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                 Average Occupancy
                                                 2001        2000
         Ashley Woods Apartments
            Cincinnati, Ohio                      93%         93%
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   94%         97%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake to increased market competition and increased home purchases due to lower interest rates.

Results of Operations

The Partnership realized net losses of approximately $39,000 and $2,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in net loss for the three months ended March 31, 2001 is primarily due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased primarily due to an increase in other income. Other income increased due to increased late charges at Ashley Woods Apartments, increased utilities reimbursements at both of the Partnership's properties, and increased interest income due to increases in the average cash balances held in interest-bearing accounts.

Total expenses increased primarily due to increased depreciation, operating, and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. Operating expenses increased primarily due to an increase in utility expenses and salary expenses at both of the Partnership's properties and an increase in advertising costs at Versailles on the Lake Apartments. These increases in operating expenses were offset by reduced maintenance expenses at both of the Partnership's properties. General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also, included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $332,000 compared to approximately $836,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $349,000 since the Partnership's year ended December 31, 2000 is due to approximately $3,000 of cash used in operating activities, approximately $114,000 of cash used in investing activities and approximately $232,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashley Woods

During the three months ended March 31, 2001, the Partnership completed approximately $56,000 of capital improvements at the property, consisting primarily of clubhouse renovations, water heater replacements, cabinet and countertop replacements, appliances, parking area improvements, carpet and vinyl replacements, and structural improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $97,000, consisting primarily of parking area improvements, swimming pool upgrades, air conditioning unit replacements, cabinet and countertop replacements, water heater replacements, major sewer replacements, and flooring replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Versailles on the Lake

During the three months ended March 31, 2001, the Partnership completed approximately $17,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements and countertop replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $43,000, consisting primarily of water heater replacements, appliances, window treatments, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,019,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $184,000 (approximately $175,000 to the limited partners or $232.84 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $121,000 (approximately $115,000 to the limited partners or $153.01 per limited partnership unit). No cash distributions were made during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of March 31, 2001, the Partnership had deposits of approximately $79,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 307.75 limited partnership units in the Partnership representing 40.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.95% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended March 31, 2001.

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