Form 10QSB
period 2001-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2001-08-08
CIK 721673

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

                    For the quarterly period ended June 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $  392
   Receivables and deposits                                                      30
   Restricted escrows                                                           141
   Other assets                                                                 173
   Investment properties:
      Land                                                    $ 1,072
      Buildings and related personal property                  13,984
                                                               15,056
      Less accumulated depreciation                            (8,976)        6,080

                                                                            $ 6,816
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                       179
   Other liabilities                                                            296
   Due to affiliate                                                             321
   Mortgage notes payable                                                     9,976

Partners' Deficit
   General partners                                            $ (167)
   Limited partners (751.59 units issued and
      outstanding)                                             (4,016)       (4,183)

                                                                            $ 6,816

            See Accompanying Notes to Consolidated Financial Statements


b)

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               2001         2000         2001        2000

Revenues:
  Rental income                                $ 741        $ 799      $ 1,529     $ 1,586
  Other income                                     79           82          164        142
         Total revenues                           820          881        1,693      1,728

Expenses:
  Operating                                       416          326          830        694
  General and administrative                       40           41           82         74
  Depreciation                                    190          182          377        359
  Interest                                        198          204          400        408
  Property taxes                                   68           63          135        130
         Total expenses                           912          816        1,824      1,665

Net (loss) income                              $ (92)       $ 65        $ (131)      $ 63

Net (loss) income allocated to general
  partners (5%)                                $ (5)         $ 3         $ (7)       $ 3

Net (loss) income allocated to limited
  partners (95%)                                  (87)          62         (124)        60

                                               $ (92)       $ 65        $ (131)      $ 63
Net (loss) income per limited
  partnership unit                           $(115.75)     $ 82.49     $(164.98)   $ 79.83

Distributions per limited partnership
  unit                                       $ 153.01      $546.84     $ 385.85    $546.84

            See Accompanying Notes to Consolidated Financial Statements


c)

                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2000                   751.59         $ (145)     $(3,602)   $(3,747)

Distributions to partners                  --            (15)        (290)      (305)

Net loss for the six months
   ended June 30, 2001                     --             (7)        (124)      (131)

Partners' deficit at
   June 30, 2001                       751.59         $ (167)     $(4,016)   $(4,183)

            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net (loss) income                                                $ (131)      $ 63
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     377          359
     Amortization of discounts and loan costs                          30           28
     Change in accounts:
      Receivables and deposits                                         (7)         102
      Other assets                                                    (43)         (20)
      Accounts payable                                                 58          (28)
      Tenant security deposit liabilities                               6            8
      Accrued property taxes                                          (90)         (83)
      Other liabilities                                                97           44

        Net cash provided by operating activities                     297          473

Cash flows from investing activities:
  Property improvements and replacements                             (127)        (295)
  Net (deposits to) receipts from restricted escrows                  (58)           8

        Net cash used in investing activities                        (185)        (287)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (96)         (80)
  Distributions to partners                                          (305)        (430)

        Net cash used in financing activities                        (401)        (510)

Net decrease in cash and cash equivalents                            (289)        (324)

Cash and cash equivalents at beginning of period                      681          681
Cash and cash equivalents at end of period                         $ 392        $ 357

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 370        $ 333

            See Accompanying Notes to Consolidated Financial Statements


e)

                    Davidson Diversified Real Estate I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with inter-entity accounts being eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments were paid to affiliates of the Managing General Partner during each of the six month periods ended June 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
Property management fees (included in operating
  expenses)                                              $ 91       $ 88
Reimbursement for services of affiliates (included
  in investment properties and general and
  administrative expenses)                                 53         36

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $91,000 and $88,000 for the six month periods ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $53,000 and $36,000 for the six month periods ended June 30, 2001 and 2000, respectively.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village and approximately $196,000 for Essex which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded return on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 309.50 limited partnership units in the Partnership representing 41.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.18% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $305,000 (approximately $290,000 to the limited partners or $385.85 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared a distribution from operations of approximately $106,000 (approximately $101,000 to the limited partners or $134.38 per limited partnership unit). During the six months ended June 30, 2000 the Partnership declared and paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of June 30, 2001, the Partnership had deposits of approximately $132,000 in the Reserve Account.

Note D - Subsequent Event

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $4,020,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,315,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

The following pro-forma information reflects the operations of the Partnership as if Ashley Woods Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                                    June 30, 2001
     Assets
        Cash and cash equivalents                      $   197
        Other assets                                       172
        Fixed assets, net                                1,805
                                                       $ 2,174

     Liabilities and partners' deficit
        Liabilities                                    $   618
        Mortgage notes payable                           2,271
        Equity                                            (715)
                                                       $ 2,174


                                      Six Months Ended            Year Ended
                                June 30, 2001  June 30, 2000   December 31, 2000

  Revenues                         $   484          $ 516             $ 990
  Total expenses                      (594)          (550)          (1,186)

  Net loss                         $  (110)        $ (34)           $ (196)
  Net loss per limited
    partnership unit               $(139.04)      $ (42.58)        $(247.48)

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                 Average Occupancy
                                                 2001        2000
         Ashley Woods Apartments
            Cincinnati, Ohio                      92%         94%
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   92%         97%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake Apartments to increased market competition and increased home purchases due to lower interest rates.

Results of Operations

The Partnership realized a net loss of approximately $131,000 for the six months ended June 30, 2001 compared to net income of approximately $63,000 for the six months ended June 30, 2000. The Partnership realized a net loss of approximately $92,000 for the three month period ended June 30, 2001 compared to net income of approximately $65,000 for the three month period ended June 30, 2000. The decrease in net income for the three and six month periods ended June 30, 2001 is primarily due to an increase in total expenses and a decrease in total revenues. Total revenues decreased for the six month period ended June 30, 2001 due to a decrease in rental income which was partially offset by an increase in other income. Total revenues decreased for the three month period ended June 30, 2001 due primarily to a decrease in rental income. Rental income decreased for the three and six month periods primarily due to increased bad debt expense at Ashley Woods Apartments, increased concessions at both of the Partnership's properties and decreased occupancy at both of the Partnership's properties which was partially offset by increased average rental rates at both of the Partnership's properties. Other income increased for the six month period due to increased late charges at Ashley Woods Apartments.

Total expenses increased for the six month period ended June 30, 2001 primarily due to increased depreciation, operating, and general and administrative expenses. Total expenses increased for the three month period ended June 30,
2001 primarily due to increased depreciation and operating expenses. Depreciation expense increased for the three and six month periods due to property improvements and replacements completed during the past twelve months. Operating expenses increased for the three and six month periods primarily due to an increase in utility expenses and insurance expense at both of the Partnership's properties and an increase in salary expenses at Ashley Woods Apartments. These increases in operating expenses were offset by reduced maintenance expenses at Versailles on the Lake Apartments. General and administrative expense increased for the six month period ended June 30, 2001 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. This increase was partially offset by reduced professional expenses. Also included in general and administrative expenses at both June 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $4,020,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,315,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $392,000 compared to approximately $357,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $289,000 since December 31, 2000 is due to approximately $185,000 of cash used in investing activities and approximately $401,000 of cash used in financing activities which was partially offset by approximately $297,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashley Woods

During the six months ended June 30, 2001, the Partnership completed approximately $97,000 of capital improvements at the property, consisting primarily of water heater replacements, cabinet and countertop replacements, appliances, carpet and vinyl replacements, and structural improvements. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership sold this property to an unaffiliated third party subsequent to June 30, 2001.

Versailles on the Lake

During the six months ended June 30, 2001, the Partnership completed approximately $30,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $43,000, consisting primarily of water heater replacements, appliances, window treatments, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $9,976,000, net of discount, is amortized over periods ranging from 21 to 30 years with balloon payments due in 2002 and 2004. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $305,000 (approximately $290,000 to the limited partners or $385.85 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared a distribution from operations of approximately $106,000 (approximately $101,000 to the limited partners or $134.38 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of June 30, 2001, the Partnership had deposits of approximately $132,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 309.50 limited partnership units in the Partnership representing 41.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.18% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            On July 25, 2001, the Registrant filed a report on Form 8-K disclosing the sale of Ashley Woods Apartments to an unrelated third party.

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