Form 10QSB
period 2001-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2001-11-02
CIK 721673

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

              For the quarterly period ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $  822
   Receivables and deposits                                                       7
   Restricted escrows                                                           110
   Other assets                                                                  35
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   4,824
                                                                5,015
      Less accumulated depreciation                            (3,210)        1,805

                                                                            $ 2,779
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 61
   Tenant security deposit liabilities                                           14
   Accrued property taxes                                                       108
   Other liabilities                                                             99
   Due to affiliate                                                             321
   Mortgage notes payable                                                     2,250

Partners' Deficit
   General partners                                             $ --
   Limited partners (751.59 units issued and
      outstanding)                                                (74)          (74)

                                                                            $ 2,779

         See Accompanying Notes to Consolidated Financial Statements


b)

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2001          2000         2001        2000

Revenues:
  Rental income                                $ 240        $ 786       $ 1,769     $ 2,372
  Other income                                      31          67           195        209
  Gain on sale of investment property            7,377          --         7,377         --
         Total revenues                          7,648         853         9,341      2,581

Expenses:
  Operating                                        157         387           987      1,081
  General and administrative                        48          68           130        142
  Depreciation                                      64         179           441        538
  Interest                                          71         200           471        608
  Property taxes                                    26          68           161        198
         Total expenses                            366         902         2,190      2,567

Income (loss) before extraordinary
  loss on early extinguishment of debt           7,282         (49)        7,151         14
Extraordinary loss on early
  extinguishment of debt                           (82)         --           (82)        --

Net income (loss)                             $ 7,200       $ (49)      $ 7,069       $ 14

Net income (loss) allocated to general
  partners (5%)                                $ 173         $ (2)       $ 166        $ 1
Net income (loss) allocated to limited
  partners (95%)                                 7,027         (47)        6,903         13

                                              $ 7,200       $ (49)      $ 7,069       $ 14
Per limited partnership unit:
  Income (loss) before extraordinary
   loss on early extinguishment of debt      $9,458.61     $(62.53)    $9,293.63    $ 17.30
  Extraordinary loss on early
   extinguishment of debt                      (109.10)         --       (109.10)        --

Net income (loss)                            $9,349.51     $(62.53)    $9,184.53    $ 17.30

Distributions per limited partnership
  unit                                       $4,104.63       $ --      $4,490.48    $546.84

         See Accompanying Notes to Consolidated Financial Statements


c)

                   Davidson Diversified Real Estate I, L.P.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2000                   751.59         $ (145)     $(3,602)   $(3,747)

Distributions to partners                  --            (21)      (3,375)    (3,396)

Net income for the nine months
   ended September 30, 2001                --            166        6,903      7,069

Partners' capital (deficit) at
   September 30, 2001                  751.59          $ --        $ (74)     $ (74)

         See Accompanying Notes to Consolidated Financial Statements


d)

                   Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net income                                                      $ 7,069       $ 14
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                     441          538
     Amortization of discounts and loan costs                          39           43
     Extraordinary loss on early extinguishment of debt                82           --
     Gain on sale of investment property                           (7,377)          --
     Change in accounts:
      Receivables and deposits                                         16           88
      Other assets                                                     10          (24)
      Accounts payable                                                (10)          15
      Tenant security deposit liabilities                              --           24
      Accrued property taxes                                          (64)         (14)
      Other liabilities                                                35           41

        Net cash provided by operating activities                     241          725

Cash flows from investing activities:
  Property improvements and replacements                             (212)        (463)
  Net (deposits to) receipts from restricted escrows                  (27)          29
  Proceeds from sale of investment property                         3,666           --

        Net cash provided by (used in) investing activities         3,427         (434)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (131)        (129)
  Distributions to partners                                        (3,396)        (430)

        Net cash used in financing activities                      (3,527)        (559)

Net increase (decrease) in cash and cash equivalents                  141         (268)
Cash and cash equivalents at beginning of period                      681          681
Cash and cash equivalents at end of period                         $ 822        $ 413

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 479        $ 517
Supplemental disclosure of non-cash activity:
  Extinguishment of debt and other liabilities upon sale of
   Ashley Woods                                                   $ 8,007       $ --

         See Accompanying Notes to Consolidated Financial Statements


e)

                   Davidson Diversified Real Estate I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods, whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with inter-entity accounts being eliminated. The investment property which Ashley Woods owns was sold in July 2001.

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

The following payments were paid to affiliates of the Managing General Partner during each of the nine month periods ended September 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
Property management fees (included in operating
  expenses)                                              $113       $131
Reimbursement for services of affiliates (included
  in investment properties and general and
  administrative expenses)                                126         88

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $113,000 and $131,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $126,000 and $88,000 for the nine month periods ended September 30, 2001 and 2000, respectively. Included in these expenses were reimbursements for construction service costs of approximately $47,000 and $6,000, respectively, for the nine month periods ended September 30, 2001 and 2000.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 310.25 limited partnership units in the Partnership representing 41.28% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.28% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $3,396,000 (approximately $3,375,000 to the limited partners or $4,490.48 per limited partnership unit) of which approximately $411,000 (approximately $390,000 to the limited partners or $518.90 per limited partnership unit) represented cash from operations and approximately $2,985,000 ($3,971.58 per limited partnership unit) represented proceeds from the sale of Ashley Woods Apartments in July 2001 which was paid entirely to the limited partners. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of September 30, 2001, the Partnership had deposits of approximately $110,000 in the Reserve Account.

Note D - Sale of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,666,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,377,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                 Average Occupancy
                                                 2001        2000
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   90%         96%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake Apartments to increased market competition and increased home purchases due to lower interest rates.

Results of Operations

The Partnership realized net income of approximately $7,069,000 for the nine months ended September 30, 2001 compared to net income of approximately $14,000 for the nine months ended September 30, 2000. The Partnership realized net income of approximately $7,200,000 for the three month period ended September 30, 2001 compared to a net loss of approximately $49,000 for the three month period ended September 30, 2000. The increase in net income for the three and nine month periods ended September 30, 2001 is primarily due to an increase in total revenues resulting from the gain on sale of Ashley Woods Apartments in July 2001 partially offset by the extraordinary loss on the early extinguishment of debt of Ashley Woods Apartments.

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,666,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,377,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

Excluding the operations, gain on sale, and extraordinary loss on early extinguishment of debt of Ashley Woods Apartments, the Partnership had a net loss of approximately $184,000 for the nine month period ended September 30, 2001 and approximately $122,000 for the nine month period ended September 30, 2000. Excluding the operations, gain on sale, and extraordinary loss on early extinguishment of debt of Ashley Woods Apartments, the Partnership had a net loss of approximately $74,000 for the three month period ended September 30, 2001 and approximately $88,000 for the three month period ended September 30, 2000. The increase in net loss for the nine month period ended September 30, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in net loss for the three month period ended September 30, 2001 is due to a decrease in total expenses which partially offset a decrease in total revenues. Total revenues decreased for the nine month period ended September 30, 2001 due to a decrease in rental income. Total revenues decreased for the three month period ended September 30, 2001 due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased for the three and nine month periods primarily due to increased concessions and decreased occupancy at Versailles on the Lake Apartments which was partially offset by increased average rental rates. Other income increased for the three month period due to increased utilities reimbursements at the Partnership's remaining investment property.

Excluding the operations of Ashley Woods Apartments, total expenses increased for the nine month period ended September 30, 2001 primarily due to increased depreciation expense which was partially offset by decreased general and administrative expenses. Total expenses decreased for the three month period ended September 30, 2001 primarily due to decreased operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. Operating expenses decreased for the three month period ended September 30, 2001 primarily due to a decrease in salary expenses at Versailles on the Lake Apartments. General and administrative expense decreased for the three and nine month periods ended September 30, 2001 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional expenses. Also included in general and administrative expenses at both September 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $822,000 compared to approximately $413,000 at September 30, 2000. The increase in cash and cash equivalents of approximately $141,000 since December 31, 2000 is due to approximately $3,427,000 of cash provided by investing activities and approximately $241,000 of cash provided by operating activities which was partially offset by approximately $3,527,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Ashley Woods Apartments partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashley Woods

Prior to its sale, the Partnership completed approximately $117,000 of capital improvements at the property, consisting primarily of water heater replacements, cabinet and countertop replacements, appliances, carpet and vinyl replacements, and structural improvements. These improvements were funded from the
Partnership's operating cash flow and reserves. The Partnership sold this property to an unaffiliated third party on July 12, 2001.

Versailles on the Lake

During the nine months ended September 30, 2001, the Partnership completed approximately $95,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $84,000, consisting primarily of water heater replacements, appliances, window treatments, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,250,000, net of discount, is amortized over 21 years with a balloon payment due in 2002. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $3,396,000 (approximately $3,375,000 to the limited partners or $4,490.48 per limited partnership unit) of which approximately $411,000 (approximately $390,000 to the limited partners or $518.90 per limited partnership unit) represented cash from operations and approximately $2,985,000 ($3,971.58 per limited partnership unit) represented proceeds from the sale of Ashley Woods Apartments in July 2001 which was paid entirely to the limited partners. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of September 30, 2001, the Partnership had deposits of approximately $110,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 310.25 limited partnership units in the Partnership representing 41.28% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.28% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            Current Report on Form 8-K dated July 12, 2001 and filed July 25, 2001, disclosing the sale of Ashley Woods Apartments to an unrelated party.

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