Form 10KSB
period 2001-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2002-03-26
CIK 721673

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                             UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001


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

State issuer's revenues for its most recent fiscal year.  $9,574,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner was wholly owned by MAE GP Corporation ("MAE") until February 25, 1998, at which time MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless terminated prior to such date.

The offering of the Partnership's limited partnership units ("Units") commenced on November 16, 1983, and terminated on September 14, 1984. The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership's business is to own and operate existing real estate properties for investment. The Partnership does not engage in any foreign operations nor derive any income from foreign sources. All of the net proceeds of the offering were invested in six properties, four of which had been sold or foreclosed upon prior to the calendar year 2000. On July 12, 2001, the Partnership sold another of its investment properties, Ashley Woods Apartments. The Partnership continues to own and operate one investment property. See "Item 2. Description of Property".

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the property. The Partnership financed its property primarily through non-recourse debt. Therefore, if the Partnership were to default on its loan, the lender, with certain exceptions, can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2001 and 2000.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:


                                Date of
Property                        Purchase          Type of Ownership           Use

Versailles on the Lake
 Apartments                     04/05/84    Fee ownership subject to      Apartment
  Ft. Wayne, Indiana                        first and second mortgages.   156 units

Sale of Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sales price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,366,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated    Useful               Federal
Property                   Value    Depreciation     Life    Method     Tax Basis
                              (in thousands)                         (in thousands)

Versailles on the Lake
 Apartments               $ 5,038      $ 3,276     5-25 yrs    S/L        $ 857

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2001        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage              $ 2,163      7.60%    21.42 yrs   11/15/02     $ 2,071
  2nd mortgage                   88      7.60%       (1)      11/15/02          88
                              2,251                                        $ 2,159
Less unamortized
  discounts                     (22)
  Total                     $ 2,229

(1)   The loan requires interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake Apartments reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the effective interest method over the term of the loan. The discount fee is reflected as a reduction of the mortgage note payable and increases the effective rate of the debt to 8.76%.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for the property:

                                           Average Annual           Average
                                            Rental Rates           Occupancy
                                             (per unit)
 Property                                 2001        2000      2001       2000

 Versailles on the Lake Apartments       $6,783      $6,548      90%        94%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake Apartments to increased market competition and increased home purchases due to lower interest rates.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property were:

                                                 2001            2001
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake Apartments                $ 83*           9.01%

*Amount per 2000 billings.  Taxes are paid a year in arrears.

Capital Improvements

Ashley Woods Apartments

Prior to its sale, the Partnership completed approximately $117,000 of capital improvements at the property, consisting primarily of water heater replacements, cabinet and countertop replacements, appliances, floor covering replacement, and structural improvements. These improvements were funded from operations and replacement reserves. The Partnership sold this property to an unaffiliated third party on July 12, 2001.

Versailles on the Lake Apartments

During the year ended December 31, 2001, the Partnership completed approximately $118,000 of capital improvements at the property, consisting primarily of plumbing upgrades, interior building improvements, air conditioning units, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $46,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2002 at the Partnership's property will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units aggregating $15,008,000. As of December 31, 2001, there were 583 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 313 units or 41.65% at December 31, 2001.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 and subsequent to December 31, 2001:

                                                  Distributions
                                            Aggregate        Per Unit
                                          (in thousands)

          01/01/00 - 12/31/00              $   430 (1)       $ 546.84
          01/01/01 - 12/31/01                3,653 (2)        4,832.42
         Subsequent to 12/31/01                385 (3)          512.25

(1) Consists of approximately $381,000 of cash from operations (approximately $362,000 to the limited partners) and approximately $49,000 of a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 which was paid entirely to limited partners.

(2) Consists of approximately $411,000 of cash from operations (approximately $390,000 to the limited partners) and approximately $3,242,000 of proceeds from the sale of Ashley Woods Apartments, all of which was paid to the limited partners.

(3) Consists of previously undistributed proceeds from the sale of Ashley Woods Apartments, all of which was paid to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering its sole investment property prior to its November 2002 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2001, the Partnership had deposits of approximately $63,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 313 limited partnership units in the Partnership representing 41.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized net income of approximately $7,004,000 for the year ended December 31, 2001 compared to a net loss of approximately $19,000 for the year ended December 31, 2000. The increase in net income is primarily due to an increase in total revenues resulting from the gain on sale of Ashley Woods Apartments in July 2001 partially offset by the extraordinary loss on the early extinguishment of debt of Ashley Woods Apartments. On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,366,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on the early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

Excluding the impact of the sale of Ashley Woods Apartments and that property's operations for 2001 and 2000, the Partnership had net losses of approximately $238,000 for the year ended December 31, 2001 and approximately $197,000 for the year ended December 31, 2000. This increase in net loss is due to a decrease in total revenues. Total revenues decreased due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased primarily due to increased concessions and decreased occupancy at Versailles on the Lake Apartments, partially offset by an increase in the average rental rate at the property. The increase in other income is primarily due to increases in utility reimbursements and interest income, partially offset by a decrease in lease cancellation fees at the property.

Excluding the impact of the sale and operations of Ashley Woods Apartments, total expenses remained relatively constant for the year ended December 31, 2001, as an increase in depreciation expense was offset by decreases in interest and general and administrative expenses. Depreciation expense increased primarily due to property improvements and replacements placed into service at the property during 2001. Interest expense decreased primarily due to scheduled payments made on the mortgages encumbering the property, which reduced the carrying balance of the Partnership's mortgage debt. General and administrative expenses decreased due to a decrease in legal fees and decreased professional expenses associated with the management of the Partnership. Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement. Operating and property tax expenses remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $474,000 compared to approximately $681,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $207,000 is due to approximately $3,810,000 of cash used in financing activities which was partially offset by approximately $3,440,000 of cash provided by investing activities and approximately $163,000 of cash provided by operating activities. Cash provided by investing activities consisted of net proceeds from the sale of Ashley Woods Apartments and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $46,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Registrant. The mortgage indebtedness of approximately $2,229,000, net of discount, is amortized over 21 years with balloon payments due in 2002. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 2001, the Partnership paid distributions of approximately $3,653,000 (approximately $3,632,000 to the limited partners or $4,832.42 per limited partnership unit) of which approximately $411,000 (approximately $390,000 to the limited partners or $518.90 per limited partnership unit) represented cash from operations and approximately $3,242,000 ($4,313.52 per limited partnership unit) represented proceeds from the sale of Ashley Woods Apartments in July 2001 which was paid entirely to the limited partners. Subsequent to December 31, 2001, the Partnership declared and paid a distribution from previously undistributed proceeds from the sale of Ashley Woods Apartments of approximately $385,000, ($512.25 per limited partnership unit), all paid to the limited partners. During the year ended December 31, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering its sole investment property prior to its November 2002 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2001, the Partnership had deposits of approximately $63,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 313 limited partnership units in the Partnership representing 41.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Davidson
Diversified Real Estate I, L.P. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate I, L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  474
   Receivables and deposits                                                      10
   Restricted escrow                                                             63
   Other assets                                                                  18
   Investment property (Notes B & F):
      Land                                                     $  191
      Buildings and related personal property                   4,847
                                                                5,038
      Less accumulated depreciation                            (3,276)        1,762

                                                                            $ 2,327
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $  18
   Tenant security deposit liabilities                                           13
   Accrued property taxes                                                        83
   Other liabilities                                                             59
   Due to affiliate (Note E)                                                    321
   Mortgage notes payable (Note B)                                            2,229

Partners' Deficit
   General partners                                             $ --
   Limited partners (751.59 units issued and
      outstanding)                                               (396)         (396)

                                                                            $ 2,327

            See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                             Years Ended
                                                             December 31,
                                                            2001       2000

Revenues:
  Rental income                                           $ 1,985     $ 3,139
  Other income                                                 223        289
  Gain on sale of investment property (Note D)               7,366         --
         Total revenues                                      9,574      3,428

Expenses:
  Operating                                                  1,103      1,462
  General and administrative                                   178        191
  Depreciation                                                 507        722
  Interest                                                     522        809
  Property taxes                                               178        263
         Total expenses                                      2,488      3,447

Income (loss) before extraordinary item                      7,086       (19)
Extraordinary loss on early extinguishment of debt             (82)        --

Net income (loss)                                          $ 7,004     $ (19)

Net income (loss) allocated to general
  partners                                                 $   166     $  (1)
Net income (loss) allocated to limited
  partners                                                   6,838       (18)

                                                           $ 7,004     $ (19)
Per limited partnership unit:
  Income (loss) before extraordinary item                $9,207.15   $(23.95)
  Extraordinary loss on early extinguishment
   of debt                                                 (109.10)        --

Net income (loss)                                        $9,098.05   $(23.95)

Distributions per limited partnership unit               $4,832.42    $546.84



            See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            751.84        $ 1       $15,008    $15,009

Partners' deficit at
  December 31, 1999                       751.59       $ (125)    $(3,173)   $(3,298)

Distributions to partners                     --          (19)       (411)      (430)

Net loss for the year ended
  December 31, 2000                           --           (1)        (18)       (19)

Partners' deficit at
  December 31, 2000                       751.59         (145)     (3,602)    (3,747)

Distributions to partners                     --          (21)     (3,632)    (3,653)

Net income for the year ended
  December 31, 2001                           --          166       6,838      7,004

Partners' deficit at
  December 31, 2001                       751.59        $ --      $ (396)     $ (396)


            See Accompanying Notes to Consolidated Financial Statements


                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                      Years Ended
                                                                      December 31,
                                                                    2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $ 7,004      $ (19)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     507          722
     Amortization of discounts and loan costs                          47           60
     Extraordinary loss on early extinguishment of debt                82           --
     Gain on sale of investment property                           (7,366)          --
     Change in accounts:
      Receivables and deposits                                         13          179
      Other assets                                                     24           (3)
      Accounts payable                                                (53)          11
      Tenant security deposit liabilities                              (1)          24
      Accrued property taxes                                          (89)          10
      Other liabilities                                                (5)         107

        Net cash provided by operating activities                     163        1,091

Cash flows from investing activities:
  Property improvements and replacements                             (235)        (604)
  Net receipts from restricted escrows                                 20          120
  Proceeds from sale of investment property, net                    3,655           --

        Net cash provided by (used in) investing activities         3,440         (484)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (157)        (177)
  Distributions to partners                                        (3,653)        (430)

        Net cash used in financing activities                      (3,810)        (607)

Net decrease in cash and cash equivalents                            (207)          --
Cash and cash equivalents at beginning of period                      681          681
Cash and cash equivalents at end of period                         $ 474        $ 681

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 522        $ 704
Supplemental disclosure of non-cash activity:
  Extinguishment of debt and other liabilities upon sale of
   Ashley Woods Apartments                                        $ 8,007       $ --


            See Accompanying Notes to Consolidated Financial Statements


                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 2001, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2001 and 2000, no adjustments for impairment of value were necessary. See "Recent Accounting Pronouncements" below.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $467,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $56,000 and $76,000 for the years ended December 31, 2001 and 2000, respectively.

Restricted Escrow:

      Reserve  Account:  The  Partnership  has a  general  reserve  account  for
      Versailles on the Lake Apartments to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. At December 31, 2001, this reserve totaled approximately $63,000.

Loan Costs: At December 31, 2001, loan costs of approximately $112,000, net of accumulated amortization of approximately $102,000, are included in other assets and are being amortized on a straight-line basis as interest expense over the term of the respective loan.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             2001        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage             $ 2,163       $  22      7.60%     11/15/02     $ 2,071
  2nd mortgage                  88       $   1(1)   7.60%     11/15/02          88
                             2,251       $  23                             $ 2,159
Less unamortized
  Discounts                   (22)

Totals                     $ 2,229

(1)   Interest only payments

The mortgage notes payable are non-recourse and are secured by the related property and improvements of the Partnership and by pledge of revenues from the apartment property. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

The Partnership exercised an interest rate buy-down option for Versailles on the Lake Apartments reducing the stated rate from 8.76% to 7.60% during 1992. The fee for the interest rate reduction was approximately $205,000 and is being amortized as a loan discount using the effective interest method over the term of the loan. The discount fee is reflected as a reduction of the mortgage note payable and increases the effective rate of the debt to 8.76%.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2002          $ 2,251

The Partnership is currently planning on refinancing the debt encumbering Versailles on the Lake Apartments prior to its November 2002 maturity.

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                                2001          2000
Net income (loss) as reported               $    7,004       $ (19)
Add (deduct):
  Depreciation differences                         (27)         (25)
  Unearned income                                  (63)          --
  Miscellaneous                                     37           11
Gain on sale of property                           818           --
Federal taxable income (loss)               $    7,769       $ (33)
Federal taxable income (loss) per
  limited partnership unit                  $10,075.73      $(41.83)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2001 (in thousands):

                                                         2001
Net liabilities as reported $ (396) Differences in basis of assets and liabilities:
  Buildings and land                                       100
  Accumulated depreciation                              (1,005)
  Other                                                    104
Net liabilities - Federal tax basis                   $ (1,197)

Note D - Sale of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,366,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
   operating expenses)                             $125        $174

Reimbursement for services of affiliates
   (included in investment properties and
   general and administrative expenses)             154         114

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $125,000 and $174,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $154,000 and $114,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $49,000 and $6,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded return on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 313 limited partnership units in the Partnership representing 41.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)

Versailles on the Lake
 Apartments                   $ 2,251       $ 191        $ 3,847          $ 1,000


                        Gross Amount At Which
                               Carried
                         At December 31, 2001
                            (in thousands)

                              Buildings
                                 And                           Date of
                               Personal          Accumulated  Construc-   Date    Depreciable
     Description       Land    Property   Total  Depreciation   tion    Acquired  Life-Years
                                               (in thousands)
Versailles on the
Lake Apartments            $ 191   $ 4,847   $ 5,038   $ 3,276      1970      04/84      5-25

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Year Ended December 31,
                                                 2001          2000
Investment Properties

Balance at beginning of year                    $14,929       $14,325
    Sale of investment property                 (10,126)           --
    Property improvements                           235           604
Balance at end of year                          $ 5,038       $14,929

Accumulated Depreciation

Balance at beginning of year                    $ 8,599       $ 7,877
    Sale of investment property                  (5,830)           --
    Depreciation expense                            507           722
Balance at end of year                          $ 3,276       $ 8,599


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $5,138,000 and $15,178,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $4,281,000 and $10,959,000, respectively.

Note G - Distributions

During the year ended December 31, 2001, the Partnership paid distributions of approximately $3,653,000 (approximately $3,632,000 to the limited partners or $4,832.42 per limited partnership unit) of which approximately $411,000 (approximately $390,000 to the limited partners or $518.90 per limited partnership unit) represented cash from operations and approximately $3,242,000 ($4,313.52 per limited partnership unit) represented proceeds from the sale of Ashley Woods Apartments in July 2001 which was paid entirely to the limited partners. Subsequent to December 31, 2001, the Partnership declared and paid a distribution from previously undistributed proceeds from the sale of Ashley Woods Apartments of approximately $385,000 ($512.25 per limited partnership unit), all paid to the limited partners. During the year ended December 31, 2000, the Partnership paid distributions of approximately $430,000 (approximately $411,000 to the limited partners or $546.84 per limited partnership unit) of which approximately $49,000 ($65.19 per limited partnership unit) represented a portion of the previously undistributed net proceeds from the mortgage refinancing of Ashley Woods Apartments during 1997 which was paid entirely to the limited partners and approximately $381,000 (approximately $362,000 to the limited partners or $481.65 per limited partnership unit) was paid from operations. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of December 31, 2001, the Partnership had deposits of approximately $63,000 in the Reserve Account.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

The names of the director and executive officers of the Managing General Partner, their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and director.

         Name                     Age     Position

         Patrick J. Foye           44     Executive Vice President and Director

         Martha L. Long            42     Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the officers nor director of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                        Entity                     Number of Units    Percentage

      AIMCO Properties, L.P.                            208.60           27.76%
        (an affiliate of AIMCO)
      Cooper River Properties, LLC                       85.65           11.40%
        (an affiliate of AIMCO)
      Insignia Properties, LP                            18.50            2.46%
        (an affiliate of AIMCO)
      Davidson Diversified Properties, Inc.                .25            0.03%
        (an affiliate of AIMCO)

Cooper River Properties, L.L.C., Insignia Properties, L.P., and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 2001, no director or officer of the Managing General Partner owns, nor do the director or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees                           $125        $174
Reimbursement for services of affiliates            154         114

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $125,000 and $174,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $154,000 and $114,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $49,000 and $6,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet as "Due to affiliate". Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded return on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 313 limited partnership units in the Partnership representing 41.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  None.

            (b)   Reports on Form 8-K:

                  None filed during the quarter ended December 31, 2001.

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


                                    Date: March 26, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 26, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 26, 2002
Martha L. Long          and Controller

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

10S Purchase and Sale Contract for Ashley Woods Apartments between Registrant and Ashley Woods Limited Partnership, related to the sale of Ashley Woods. (Incorporated by reference to Exhibit 10S, filed on Form 8-K dated July 12, 2001.)

10T First Amendment to Purchase and Sale Contract for Ashley Woods Apartments, related to the sale of Ashley Woods. (Incorporated by reference to Exhibit 10T, filed on Form 8-K dated July 12, 2001.)

10U Second Amendment to Purchase and Sale Contract for Ashley Woods Apartments, related to the sale of Ashley Woods. (Incorporated by reference to Exhibit 10U, filed on Form 8-K dated July 12, 2001.)

10V Assignment of Purchase and Sale Contract between Equity Investments, Inc., a Nebraska Corporation and Ashley Woods Limited Partnership, a Nebraska Limited Partnership, related to the sale of Ashley Woods. (Incorporated by reference to Exhibit 10V, filed on Form 8-K dated July 12, 2001.)