Form 10QSB
period 2002-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2002-05-13
CIK 721673

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

                   For the quarterly period ended March 31, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  316
   Receivables and deposits                                                      55
   Restricted escrow                                                             88
   Other assets                                                                  34
   Investment property:
      Land                                                     $  191
      Buildings and related personal property                   4,869
                                                                5,060
      Less accumulated depreciation                            (3,343)        1,717

                                                                            $ 2,210
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 17
   Tenant security deposit liabilities                                           13
   Accrued property taxes                                                       104
   Other liabilities                                                            102
   Due to affiliate                                                             592
   Mortgage notes payable                                                     2,207

Partners' Deficit
   General partners                                             $ (2)
   Limited partners (751.59 units issued and
      outstanding)                                               (823)         (825)

                                                                            $ 2,210


            See Accompanying Notes to Consolidated Financial Statements

b)

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2002          2001
                                                                          (Restated)
Revenues:
   Rental income                                              $ 224          $ 236
   Other income                                                   27             21
      Total revenues                                             251            257

Expenses:
   Operating                                                     107            130
   General and administrative                                     49             42
   Depreciation                                                   67             66
   Interest                                                       51             55
   Property taxes                                                 21             22
      Total expenses                                             295            315

Loss from continuing operations                                  (44)           (58)
Income from discontinued operation                                --             19

Net loss                                                         (44)           (39)

Net loss allocated to general partners (5%)                    $ (2)         $ (2)

Net loss allocated to limited partners (95%)                  $ (42)         $ (37)

                                                              $ (44)         $ (39)
Per limited partnership unit:
Loss from continuing operations                              $(55.88)       $(73.18)
Income from discontinued operation                                --          23.95
Net loss                                                     $(55.88)       $(49.23)

Distributions per limited partnership unit                   $512.25        $232.84


            See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2001                   751.59          $ --       $ (396)     $ (396)

Distribution to partners                   --             --         (385)      (385)

Net loss for the three months
   ended March 31, 2002                    --             (2)         (42)       (44)

Partners' deficit at
   March 31, 2002                      751.59          $ (2)      $ (823)     $ (825)



            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2001
Cash flows from operating activities:
   Net loss                                                         $ (44)       $ (39)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation                                                     67          187
      Amortization of discounts and loan costs                          8           16
      Change in accounts:
        Receivables and deposits                                      (45)          (4)
        Other assets                                                  (19)         (67)
        Accounts payable                                               (1)          17
        Tenant security deposit liabilities                            --            1
        Accrued property taxes                                         21          (25)
        Other liabilities                                              43          (89)
        Due to affiliate                                               11           --

         Net cash provided by (used in) operating activities           41           (3)

Cash flows from investing activities:
   Property improvements and replacements                             (22)         (73)
   Net deposits to restricted escrows                                 (25)         (41)

         Net cash used in investing activities                        (47)        (114)

Cash flows from financing activities:
   Payments on mortgage notes payable                                 (27)         (48)
   Advances from affiliate                                            260           --
   Distributions to partners                                         (385)        (184)

         Net cash used in financing activities                       (152)        (232)

Net decrease in cash and cash equivalents                            (158)        (349)

Cash and cash equivalents at beginning of period                      474          681
Cash and cash equivalents at end of period                          $ 316        $ 332

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 43         $ 186



            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ashley Woods Apartments as income from discontinued operations, due to its sale in July 2001.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $13,000 and $46,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $38,000 and $26,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses, investment properties, and due to affiliate. At March 31, 2002, approximately $11,000 was owed to affiliates for unpaid reimbursements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover non-resident withholding taxes. At March 31, 2002, the amount of the outstanding loans and accrued interest was approximately $260,000 and is included in due to affiliate. Interest is charged at the prime rate plus 1%. There were no loans from the Managing General Partner or associated interest expense during the three months ended March 31, 2001.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet in due to affiliate. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $11,000 and $41,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The property's operations for the three months ended March 31, 2001 are included in income from discontinued operations of approximately $19,000 on the accompanying Consolidated Statement of Operations. Included in this amount is approximately $616,000 of revenues generated by the property for the three months ended March 31, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                                 Average Occupancy
                                                 2002        2001
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   93%         94%

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002 was approximately $44,000, compared to a net loss of approximately $39,000 for the three months ended March 31, 2001. The increase in net loss is primarily due to a decrease in income from discontinued operations resulting from the operations during 2001 of Ashley Woods Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ashley Woods Apartments as income from discontinued operations. On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The property's operations for the three months ended March 31, 2001 are included in income from discontinued operations of approximately $19,000 on the accompanying Consolidated Statement of Operations. Included in this amount is approximately $616,000 of revenues generated by the property for the three months ended March 31, 2001.

The Partnership's loss from continuing operations for the three months ended March 31, 2001 was approximately $58,000. The decrease in loss from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues. Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, a decrease in interest expense. The decrease in total expenses was partially offset by an increase in general and administrative expenses. Operating expenses decreased primarily due to decreases in maintenance expense and utility expenses, partially offset by an increase in payroll related expenses at the Partnership's investment property. Interest expense decreased due to scheduled principal payments which reduced the carrying balance of the debt encumbering the property.

General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation and property tax expenses remained relatively constant for the comparable periods.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to the decrease in occupancy and a decrease in the average rental rate partially offset by a decrease in concessions at the property. Other income increased primarily due to increases in lease cancellation fees, utility reimbursements, and late charges, partially offset by a decrease in laundry income at the property.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $316,000, compared to approximately $332,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $158,000, from the Partnership's year ended December 31, 2001, is due to approximately $152,000 of cash used in financing activities and approximately $47,000 of cash used in investing activities, partially offset by approximately $41,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's property, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's property are detailed below:

Versailles on the Lake Apartments

For 2002, the Partnership has budgeted approximately $78,000 for fire safety upgrades and floor covering replacement. The Partnership completed approximately $22,000 of capital improvements at Versailles on the Lake Apartments as of March 31, 2002, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Registrant. The mortgage indebtedness of approximately $2,207,000, net of discount, is amortized over 21 years with balloon payments due November 2002. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $    --          $  184            $232.84

Sale (1)                  385            512.25              --                 --
                       $  385           $512.25          $  184            $232.84

(1)   From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering its sole investment property prior to its November 2002 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of March 31, 2002, the Partnership had deposits of approximately $88,000 in the Reserve Account.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 313 limited partnership units in the Partnership representing 41.65% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002