Form 10QSB
period 2002-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2002-08-14
CIK 721673

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                    Davidson Diversified Real Estate I, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                  $ 73
   Receivables and deposits                                                     270
   Restricted escrow                                                            100
   Other assets                                                                  23
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   4,911
                                                                5,102
      Less accumulated depreciation                            (3,411)        1,691

                                                                            $ 2,157
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 16
   Tenant security deposit liabilities                                           13
   Accrued property taxes                                                        87
   Other liabilities                                                            112
   Due to affiliate                                                             622
   Mortgage notes payable                                                     2,185

Partners' Deficit
   General partners                                             $ (5)
   Limited partners (751.59 units issued and
      outstanding)                                               (873)         (878)

                                                                            $ 2,157
            See Accompanying Notes to Consolidated Financial Statements

                      DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2002         2001        2002         2001
                                                         (Restated)               (Restated)

Revenues:
  Rental income                            $    224      $    214    $    448     $    450
  Other income                                   26            13          53           34
         Total revenues                         250           227         501          484

Expenses:
  Operating                                     125            88         232          218
  General and administrative                     30            40          79           82
  Depreciation                                   68            65         135          131
  Interest                                       55            51         106          106
  Property taxes                                 25            22          46           44
         Total expenses                         303           266         598          581

Loss from continuing operations                 (53)          (39)        (97)         (97)
Loss from discontinued operation                 --           (53)         --          (34)

Net loss                                   $    (53)      $   (92)   $    (97)    $   (131)

Net loss allocated to general
  partners (5%)                            $     (3)      $    (5)   $     (5)    $     (7)

Net loss allocated to limited
  partners (95%)                                (50)          (87)        (92)        (124)

                                           $    (53)      $   (92)   $    (97)    $   (131)
Per limited partnership unit:
Loss from continuing operations            $ (66.53)      $(49.23)   $(122.41)    $(122.41)
Loss from discontinued operation                 --        (66.52)         --       (42.57)
Net loss                                   $ (66.53)     $(115.75)   $(122.41)    $(164.98)
Distributions per limited partnership
  unit                                     $     --      $ 153.01    $ 512.25     $ 385.85
            See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2001                   751.59          $ --       $ (396)     $ (396)

Distributions to partners                  --             --         (385)      (385)

Net loss for the six months
   ended June 30, 2002                     --             (5)         (92)       (97)

Partners' deficit at
   June 30, 2002                       751.59          $ (5)      $ (873)     $ (878)
            See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net loss                                                         $ (97)      $ (131)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     135          377
     Amortization of discounts and loan costs                          17           30
     Change in accounts:
      Receivables and deposits                                       (260)          (7)
      Other assets                                                    (12)         (43)
      Accounts payable                                                 (2)          58
      Tenant security deposit liabilities                              --            6
      Due to affiliate                                                 41           --
      Accrued property taxes                                            4          (90)
      Other liabilities                                                53           97

        Net cash (used in) provided by operating activities          (121)         297

Cash flows from investing activities:
  Property improvements and replacements                              (64)        (127)
  Net deposits to restricted escrows                                  (37)         (58)

        Net cash used in investing activities                        (101)        (185)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (54)         (96)
  Advances from affiliate                                             260           --
  Distributions to partners                                          (385)        (305)

        Net cash used in financing activities                        (179)        (401)

Net decrease in cash and cash equivalents                            (401)        (289)

Cash and cash equivalents at beginning of period                      474          681
Cash and cash equivalents at end of period                          $ 73        $ 392

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 85        $ 370
            See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ashley Woods Apartments as loss from discontinued operations, due to its sale in July 2001.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $26,000 and $91,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $65,000 and $53,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses, investment property, and due to affiliate. At June 30, 2002, approximately $38,000 was owed to affiliates for unpaid reimbursements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover non-resident withholding taxes. At June 30, 2002, the amount of the outstanding loans and accrued interest was approximately $263,000 and is included in due to affiliate. Interest is charged at the prime rate plus 1%. Interest expense for the six months ended June 30, 2002 was approximately $3,000. There were no loans from the Managing General Partner or associated interest expense during the six months ended June 30, 2001.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $11,000 and $41,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The results of the property's operations for the three and six months ended June 30, 2001 of approximately $53,000 and $34,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. Included in this amount is approximately $593,000 and $1,209,000 of revenues generated by the property for the three and six months ended June 30, 2001, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                                 Average Occupancy
                                                 2002        2001
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   95%         92%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to competitive pricing by reducing rental rates and increased marketing efforts.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $53,000 and $97,000, respectively, as compared to a net loss of approximately $92,000 and $131,000 for the three and six months ended June 30, 2001, respectively. The decrease in net loss for both the three and six months ended June 30, 2002 is primarily due to a decrease in loss from discontinued operations resulting from the operations during 2001 of Ashley Woods Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ashley Woods Apartments as loss from discontinued operations. On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The property's operations for the three and six months ended June 30, 2001 are included in loss from discontinued operations of approximately $53,000 and $34,000, respectively, in the accompanying consolidated statements of operations. Included in this amount is approximately $593,000 and $1,209,000 of revenues generated by the property for the three and six months ended June 30, 2001, respectively.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2001 was approximately $39,000 and $97,000, respectively. The increase in loss from continuing operations for the three months ended June 30, 2002 is due to an increase in total expenses, partially offset by an increase in total revenues. Loss from continuing operations remained constant for the six months ended June 30, 2002, as an increase in total expenses was offset by an increase in total revenues. The increase in total expenses for both the three and six months ended June 30, 2002 is due to an increase in operating expense. The increase in total expenses for the three months ended June 30, 2002 was partially offset by a decrease in general and administrative expenses. General and administrative expenses remained relatively constant for the six months ended June 30, 2002. Depreciation, interest, and property tax expenses remained relatively constant for both the three and six months ended June 30, 2002. Operating expense increased primarily due to an increase in payroll related expenses, partially offset by a decrease in utility expenses. General and administrative expense decreased for the three months ended June 30, 2002 due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expense at both June 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the three months ended June 30, 2002 is due to increases in both rental income and other income. The increase in total revenues for the six months ended June 30, 2002 is due to an increase in other income. The increase in other income for both the three and six months ended June 30, 2002 is due to increases in lease cancellation fees, utility reimbursements, laundry income and late charges at the Partnership's investment property. The increase in rental income for the three months ended June 30, 2002 is due to an increase in occupancy and reduced concessions, partially offset by a decrease in the average rental rate at Versailles on the Lake Apartments. Rental income remained relatively constant for the six months ended June 30, 2002, as an increase in occupancy and decrease in concessions was offset by a decrease in the average rental rate and an increase in bad debt expense at the property.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $73,000, compared to approximately $392,000 at June 30, 2001. Cash and cash equivalents decreased approximately $401,000, from the Partnership's year ended December 31, 2001, due to approximately $179,000 of cash used in financing activities, approximately $121,000 of cash used in operating activities, and approximately $101,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Partnership's property, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Versailles on the Lake Apartments

For 2002,  the  Partnership  has  budgeted  approximately  $96,000  for  capital
improvements,   consisting   primarily  of  fire  safety  upgrades,   structural
improvements,   and  floor  covering  replacement.   The  Partnership  completed
approximately $64,000 of capital improvements at Versailles on the Lake Apartments as of June 30, 2002, consisting primarily of fire safety upgrades and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming maturity of debt) of the Registrant. The mortgage indebtedness of approximately $2,185,000, net of discount, is amortized over 21 years with balloon payments due November 2002.
The Partnership is in negotiations to refinance its indebtedness prior to November 2002. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $   --           $    --          $  305            $385.85

Sale (1)                  385            512.25              --                 --
                       $  385           $512.25          $  305            $385.85

(1)   From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sale. The Partnership is currently planning on refinancing the debt encumbering its sole investment property prior to its November 2002 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 to $1,000 per apartment unit for Versailles on the Lake Apartments for a total of $62,400 to $156,000. As of June 30, 2002, the Partnership had deposits of approximately $100,000 in the Reserve Account.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 319.30 limited partnership units in the Partnership representing 42.48% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.48% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            3.1 Partnership Agreement dated January 14, 1983 is incorporated by reference to Exhibit A to the Prospectus of the Partnership dated November 16, 1983 as filed with the Commission pursuant to Rule 424(b) under the Act.

            3.2 Amendment No. 1 dated January 1, 1986 to the Partnership Agreement is incorporated by reference to Exhibit 3B to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

            4.1 Certificate of Limited Partnership dated December 2, 1982 is incorporated by reference to Exhibit 4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            4.2 Certificate of Amendment of Certificate of Limited Partnership dated March 24, 1983 is incorporated by reference to Exhibit 4A to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            4.3 Restated Certificate of Limited Partnership dated June 8, 1983 is incorporated by reference to Exhibit 4B to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            4.4 Amended and Restated Certificate of Limited Partnership dated January 1, 1986 is incorporated by reference to Exhibit 4C to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            99 Certification of Chief Executive Officer and Chief Financial Officer

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2002.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.