Form 10QSB
period 2002-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2002-11-14
CIK 721673

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $ 233
   Receivables and deposits                                                     315
   Restricted escrow                                                             64
   Other assets                                                                  83
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   4,964
                                                                5,155
      Less accumulated depreciation                            (3,480)        1,675

                                                                            $ 2,370
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                           14
   Accrued property taxes                                                       109
   Other liabilities                                                            105
   Due to affiliate                                                             653
   Mortgage note payable                                                      2,421

Partners' Deficit
   General partners                                             $ (8)
   Limited partners (751.59 units issued and
      outstanding)                                               (929)         (937)

                                                                            $ 2,370


                See Accompanying Notes to Consolidated Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2002         2001         2002        2001
                                                         (Restated)               (Restated)

Revenues:
  Rental income                            $    216      $     197    $    664    $     647
  Other income                                   28             20          81           54
         Total revenues                         244            217         745          701

Expenses:
  Operating                                     119            119         351          337
  General and administrative                     38             48         117          130
  Depreciation                                   69             64         204          195
  Interest                                       55             52         161          158
  Property taxes                                 22             21          68           65
         Total expenses                         303            304         901          885

Loss from continuing operations                 (59)           (87)       (156)        (184)
Loss from discontinued operations                --            (90)         --         (124)
Gain on sale of discontinued
  operations                                     --          7,377          --        7,377

Net (loss) income                          $    (59)     $   7,200    $   (156)   $   7,069

Net (loss) income allocated to general
  partners                                 $     (3)     $     173    $     (8)   $     166

Net (loss) income allocated to limited
  partners                                      (56)         7,027        (148)       6,903

                                           $    (59)     $   7,200    $   (156)   $   7,069
Per limited partnership unit:
Loss from continuing operations            $ (74.51)     $ (110.43)   $(196.92)   $ (232.84)
Loss from discontinued operations                --        (114.43)         --      (157.00)
Gain on sale of discontinued operations          --       9,574.37          --     9,574.37
Net (loss) income                          $ (74.51)     $9,349.51    $(196.92)   $9,184.53
Distributions per limited partnership
  unit                                     $     --      $4,104.63    $ 512.25    $4,490.48

                See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2001                   751.59          $ --       $ (396)     $ (396)

Distributions to partners                  --             --         (385)      (385)

Net loss for the nine months
   ended September 30, 2002                --             (8)        (148)      (156)

Partners' deficit at
   September 30, 2002                  751.59          $ (8)      $ (929)     $ (937)

                See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2002         2001
Cash flows from operating activities:
  Net (loss) income                                                $ (156)     $ 7,069
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     204          441
     Amortization of discounts and loan costs                          25           39
     Loss on early extinguishment of debt                               7           82
     Gain on sale of discontinued operations                           --       (7,377)
     Change in accounts:
      Receivables and deposits                                       (305)          16
      Other assets                                                    (12)          10
      Accounts payable                                                (13)         (10)
      Tenant security deposit liabilities                               1           --
      Due to affiliate                                                 72           --
      Accrued property taxes                                           26          (64)
      Other liabilities                                                46           35
        Net cash (used in) provided by operating activities          (105)         241

Cash flows from investing activities:
  Property improvements and replacements                             (117)        (212)
  Net deposits to restricted escrows                                   (1)         (27)
  Proceeds from sale of discontinued operations                        --        3,666
        Net cash (used in) provided by investing activities          (118)       3,427

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (73)        (131)
  Proceeds from mortgage note payable                               2,421           --
  Repayment of mortgage notes payable                              (2,178)          --
  Advances from affiliate                                             260           --
  Loan costs paid                                                     (63)          --
  Distributions to partners                                          (385)      (3,396)
        Net cash used in financing activities                         (18)      (3,527)
Net (decrease) increase in cash and cash equivalents                 (241)         141
Cash and cash equivalents at beginning of period                      474          681
Cash and cash equivalents at end of period                         $ 233        $ 822

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 127        $ 479
Supplemental disclosure of non-cash activity:
  Extinguishment of debt and other liabilities upon sale of
   Ashley Woods Apartments                                          $ --       $ 8,007

                See Accompanying Notes to Consolidated Financial Statements

                    Davidson Diversified Real Estate I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Ashley Woods Apartments, in 2001 (see "Note C") as loss from discontinued operations. For the three and nine months ended September 30, 2002, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Versailles on the Lake Apartments (see "Note D") in operations as interest expense.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $113,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $93,000 and $126,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses, investment property, and due to affiliate. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $47,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2002, approximately $64,000 was owed to affiliates for unpaid reimbursements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover non-resident withholding taxes. At September 30, 2002, the amount of the outstanding loans and accrued interest was approximately $268,000 and is included in due to affiliate. Interest is charged at the prime rate plus 1% or 5.75% at September 30, 2002. Interest expense for the nine months ended September 30, 2002 was approximately $8,000. There were no loans from the Managing General Partner or associated interest expense during the nine months ended September 30, 2001.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $11,000 and $41,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,666,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,377,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs, which is included in loss from discontinued operations. The results of the property's operations for the three and nine months ended September 30, 2001 of approximately $90,000 and $124,000, respectively, are included in loss from discontinued operation on the accompanying consolidated statements of operations. Included in this amount is approximately $54,000 and $1,263,000 of revenues generated by the property for the three and nine months ended September 30, 2001, respectively.

Note D - Refinancing

On September 16, 2002, the Partnership refinanced the mortgage notes at Versailles on the Lake Apartments. Gross proceeds from the refinancing were approximately $2,421,000 of which approximately $2,178,000 was used to pay off the existing first and second mortgage notes. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 due to the write off of unamortized loan costs and discounts, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $63,000 for the nine months ended September 30, 2002.

Versailles on the Lake Apartments has initially been refinanced under an interim credit facility ("Interim Credit Facility") which has a term of three months. The Interim Credit Facility includes properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties will be required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months will be calculated at LIBOR plus 150 basis points and is due monthly.

The Managing General Partner anticipates that the Interim Credit Facility will be transferred to a different lender before the end of the three-month term of the Interim Credit Facility. The credit facility ("Permanent Credit Facility") with the new lender will have a maturity of five years with one five-year extension option. This Permanent Credit Facility will also create separate loans for each property that are not cross collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans will be 85 basis points over the Fannie Mae discounted mortgage-backed security index, and the rate will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments will be required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans will be prepayable without penalty.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through January 10, 2003 so that the parties can have an opportunity to discuss settlement.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                                 Average Occupancy
                                    2002 2001
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   95%         90%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to competitive pricing by reducing rental rates and increased marketing efforts.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2002 was approximately $59,000 and $156,000, respectively, as compared to net income of approximately $7,200,000 and $7,069,000 for the three and nine months ended September 30, 2001, respectively. The decrease in net income for the three and nine months ended September 30, 2002 is due to the recognition of gain on sale of discontinued operations in 2001, partially offset by the decrease in loss from discontinued operations resulting from the operations during 2001 of Ashley Woods Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Ashley Woods Apartments as loss from discontinued operation. On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,666,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,377,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs, which is included in loss from discontinued operation. The results of the property's operations for the three and nine months ended September 30, 2001 of approximately $90,000 and $124,000, respectively, are included in loss from discontinued operation on the accompanying consolidated statements of operations. Included in this amount is approximately $54,000 and $1,263,000 of revenues generated by the property for the three and nine months ended September 30, 2001, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2002 was approximately $59,000 and $156,000, respectively, as compared to approximately $87,000 and $184,000, respectively, for the three and nine months ended September 30, 2001. The decrease in loss from continuing operations for the three and nine months ended September 30, 2002 is due to an increase in total revenues. For the nine months ended September 30, 2002, the decrease in loss from continuing operations was partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2002 is due to increases in both rental and other income. The increase in rental income is due to the increase in occupancy and a decrease in concessions, partially offset by a decrease in the average rental rate at Versailles on the Lake Apartments. The increase in other income is due to increases in lease cancellation fees and utility reimbursements at the property, partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

The increase in total expenses for the nine months ended September 30, 2002 is due to increases in both operating and depreciation expense, partially offset by a decrease in general and administrative expense. Total expenses remained relatively constant for the three months ended September 30, 2002, as an increase in depreciation expense was offset by a decrease in general and administrative expense. Operating expenses remained relatively constant for the three months ended September 30, 2002. Operating expenses increased for the nine months ended September 30, 2002 primarily due to an increase in payroll related expenses, partially offset by decreases in both utility and maintenance expense. Depreciation expense increased for both the three and nine months ended September 30, 2002 due to property improvements and replacements placed into service during the last twelve months. Interest and property tax expenses remained relatively constant for both the three and nine months ended September 30, 2002. General and administrative expenses decreased for both the three and nine months ended September 30, 2002 primarily due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expense for the nine months ended September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $233,000, compared to approximately $822,000 at September 30, 2001. Cash and cash equivalents decreased approximately $241,000, from the Partnership's fiscal year ended December 31, 2001, due to approximately $118,000 of cash used in investing activities, approximately $105,000 of cash used in operating activities, and approximately $18,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of repayment of the existing mortgages at Versailles on the Lake Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgage encumbering the Partnership's investment property, partially offset by net proceeds received as a result of the refinancing at Versailles on the Lake Apartments, and, to a lesser extent, advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below:

Versailles on the Lake Apartments

For 2002,  the  Partnership  has  budgeted  approximately  $132,000  for capital
improvements,   consisting   primarily  of  fire  safety  upgrades,   structural
improvements, and floor covering replacement. The Partnership completed approximately $117,000 of capital improvements at Versailles on the Lake Apartments during the nine months ended September 30, 2002, consisting primarily of fire safety upgrades and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 16, 2002, the Partnership refinanced the mortgage notes at Versailles on the Lake Apartments. Gross proceeds from the refinancing were approximately $2,421,000 of which approximately $2,178,000 was used to pay off the existing first and second mortgage notes. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 due to the write off of unamortized loan costs and discounts, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $63,000 for the nine months ended September 30, 2002.

Versailles on the Lake Apartments has initially been refinanced under an interim credit facility ("Interim Credit Facility") which has a term of three months. The Interim Credit Facility includes properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties will be required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months will be calculated at LIBOR plus 150 basis points and is due monthly.

The Managing General Partner anticipates that the Interim Credit Facility will be transferred to a different lender before the end of the three-month term of the Interim Credit Facility. The credit facility ("Permanent Credit Facility") with the new lender will have a maturity of five years with one five-year extension option. This Permanent Credit Facility will also create separate loans for each property that are not cross collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans will be 85 basis points over the Fannie Mae discounted mortgage-backed security index, and the rate will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments will be required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans will be prepayable without penalty.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $   --           $    --          $  411            $  518.90

Sale (1)                  385            512.25           2,985             3,971.58
                       $  385           $512.25          $3,396            $4,490.48

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 319.30 limited partnership units in the Partnership representing 42.48% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.48% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through January 10, 2003 so that the parties can have an opportunity to discuss settlement.

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

            10W   Multifamily  Note dated  September  16,  2002,  by and between
                  Davidson   Diversified  Real  Estate  I,  a  Delaware  limited
                  partnership and GMAC Commercial Mortgage Corporation.

            99 Certification of Chief Executive Officer and Chief Financial Officer

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2002.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                   Date:  November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate I, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive   Vice   President  of  Davidson
                                    Diversified Properties, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate I, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Davidson  Diversified
                                    Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                     EXHIBIT 10W



                                               Versailles on the Lake Apartments
                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $2,420,600.00                                      As of September 16, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Two Million Four Hundred Twenty Thousand Six Hundred Dollars and 00/100 Dollars (US $2,420,600.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower pursuant to that certain Loan Agreement, dated as of September 16, 2002, by and among Borrower, certain other borrowers signatory thereto and Lender (as amended, supplemented or otherwise modified or amended and restated from time to time, the "Loan Agreement"), to evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by a Loan Confirmation Instrument, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instruments or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instruments under Section 12 of the Security Instruments. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instruments (as defined in Paragraph 5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement, except as provided in subsection (e) below.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

(e) Notwithstanding any contrary provisions of subsection (b), (c) and (d) above, prior to the Fannie Mae Purchase Date, Borrower shall pay interest on its Variable Rate Loan in arrears at a rate equal to (i) LIBOR Rate plus a number of basis points equal to the Variable Loan Fee for the thirty (30) day period commencing on the Initial Closing Date and (ii) after such thirty (30) day period, the higher of (A) LIBOR Rate plus 150 basis points or (B) a rate based on Lender's costs of funds, as determined by Lender, plus a number of basis points equal to the Variable Loan Fee, for the period from and including the thirty-first (31st) day after the Initial Closing Date until the Fannie Mae Purchase Date. For purposes of the previous sentence, the LIBOR Rate shall be reset every ninety (90) days commencing on the date that is ninety (90) days after the Initial Closing Date. On the date hereof, Borrower shall pay interest in advance from the date hereof through October 15, 2002. On November 15, 2002 and on the fifteenth (15th) day of each calendar month thereafter, Borrower shall pay interest in arrears calculated for the actual number of days since the fifteenth (15th) day of the previous calendar month.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instruments") and reference is made to the Security Instruments for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.                Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with
     Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that
     (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender five Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16.               Counting  of  Days.   Except  where   otherwise   specifically
                  provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17.               Governing Law; Consent to Jurisdiction;  WAIVER OF JURY TRIAL.
                  The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with
                  Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or any Other Loan Document shall constitute an "Event of Default" under this Note, and, accordingly, upon the occurrence of an Event of Default under the Loan Agreement, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23.               Loan Confirmation Instruments;  Accounting for Variable Loans.
                  The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Priority of Loans. To the extent each MBS issued to fund or renew the Loan evidenced by this Note shall be deemed to secure a separate Variable Loan, the lien of each Security Document executed by Borrower from time to time to secure this Note, shall secure each separate Variable Loan (and the lien of each Security Instrument and other Security Document executed by Borrower to secure its obligations under the Loan Documents) to the same extent and with the same effect as if the Variable Loan had been made (and any guaranty obligation had been incurred) on the date on which (i) with respect to each other Security Instrument, the Security Instrument is recorded in the land records of the jurisdiction in which the real property covered by the Security Instrument is located, or (ii) with respect to each other Security Document, the date on which the Security Document is executed and delivered to Lender.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                            DAVIDSON DIVERSIFIED REAL ESTATE I, L.P., a Delaware
                           limited partnership

                          By: Davidson Diversified Properties, Inc., a Tennessee
                              corporation, its managing general partner



                          By:  ____________________________
                               Patti K. Fielding
                               Senior Vice President

      Pay  to the  order  of  ________________________________________,  without recourse.



                            GMAC COMMERCIAL MORTGAGE CORPORATION, a California
                                   corporation



                                    By:
                                       Robert D. Falese, III
                                       Vice President