Form 10KSB
period 2002-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2003-03-31
CIK 721673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002


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

State issuer's revenues for its most recent fiscal year.  $985,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to own and operate existing real estate properties for investment. The Partnership does not engage in any foreign operations nor derive any income from foreign sources. All of the net proceeds of the offering were invested in six properties, four of which had been sold or foreclosed upon prior to the calendar year 2001. On July 12, 2001, the Partnership sold another of its investment properties, Ashley Woods Apartments. The Partnership continues to own and operate one investment property as of December 31, 2002. See "Item 2. Description of Property".

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:


                                Date of
Property                        Purchase          Type of Ownership           Use

Versailles on the Lake
 Apartments                     04/05/84    Fee ownership subject to a    Apartment
  Ft. Wayne, Indiana                        first mortgage                156 units

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


                          Gross
                        Carrying   Accumulated   Depreciable    Method of       Federal
Property                  Value    Depreciation      Life      Depreciation    Tax Basis
                             (in thousands)                                  (in thousands)

Versailles on the
 Lake Apartments         $ 5,188     $ 3,550       5-30 yrs        S/L           $ 846

See "Note A - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2002        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage              $ 2,421       (1)      30 yrs     9/15/07      $ 2,149

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

(2) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay the loan and other specific details about the loan.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity date of September 15, 2007, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Versailles on the Lake Apartments loans replaced the first mortgage of approximately $2,090,000 and second mortgage of approximately $88,000 with a new mortgage in the amount of $2,421,000. Total capitalized loan costs were approximately $68,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The mortgage encumbering Versailles on the Lake Apartments of approximately $2,421,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for the property are as follows:


                                           Average Annual             Average
                                            Rental Rates             Occupancy
                                             (per unit)
 Property                                 2002        2001        2002       2001

 Versailles on the Lake Apartments       $6,294      $6,790       95%        90%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to increased marketing efforts and competitive pricing by reducing rental rates.

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2002 for the property were as follows:

                                                 2002            2002
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake Apartments                $ 84*           3.05%

*Amount per 2001 billings.  Taxes are paid a year in arrears.

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2002, the Partnership completed approximately $150,000 of capital improvements at the property, consisting primarily of fire safety upgrades, structural improvements, swimming pool improvements, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $47,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2003 at the Partnership's property will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units aggregating $15,008,000. As of December 31, 2002, there were 561 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 320.55 units or 42.65% at December 31, 2002.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002:

                                                 Distributions
                                           Aggregate        Per Unit
                                        (in thousands)

             01/01/01 - 12/31/01          $ 3,653 (1)       $4,832.42
             01/01/02 - 12/31/02              385 (2)          512.25

(1) Consists of approximately $411,000 of cash from operations (approximately $390,000 to the limited partners) and approximately $3,242,000 of proceeds from the sale of Ashley Woods Apartments, all of which was paid to the limited partners.

(2) Consists of previously undistributed proceeds from the sale of Ashley Woods Apartments, all of which was paid to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units in the Partnership representing 42.65% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $171,000, as compared to net income of approximately $7,004,000 for the year ended December 31, 2001. The decrease in net income is due to the recognition of a gain from sale of discontinued operations in 2001, partially offset by a decrease in loss from discontinued operations resulting from the operations during 2001 of Ashley Woods Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of. SFAS No. 144 requires that long-lived assets held for sale or already disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the gain on sale and operations of Ashley Woods Apartments as gain on sale of discontinued operations and loss from discontinued operations, respectively. On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,366,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt approximately $82,000 as a result of the write-off of unamortized loan costs, which is included in loss from discontinued operations. The results of the property's operations for the year ended December 31, 2001 of approximately $124,000 are included in loss from discontinued operations. Included in this amount is approximately $1,263,000 of revenues generated by the property for the year ended December 31, 2001.

The Partnership's loss from continuing operations for the year ended December 31, 2002 was approximately $171,000, as compared to approximately $238,000 for the year ended December 31, 2001. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to increases in both rental and other income. The increase in rental income is due to the increase in occupancy and a decrease in concessions, partially offset by a decrease in the average rental rate at Versailles on the Lake Apartments. The increase in other income is primarily due to increases in lease cancellation fees, late charges, and utility reimbursements at the property, partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

The decrease in total expenses is due to decreases in both interest and general and administrative expenses, partially offset by increases in both depreciation and property tax expense. Operating expenses remained constant for the comparable periods, as an increase in payroll related expenses was offset by decreases in both maintenance and advertising expense at the property. Contributing to the decrease in maintenance expense is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies"). The decrease in interest expense is due to the September 2002 refinancing of the mortgages encumbering the Partnership's investment property at a lower interest rate and a decrease in mortgage discount amortization expense, partially offset by the loss recognized in 2002 on the early extinguishment of debt (as discussed in "Liquidity and Capital Resources" below) and an increase in interest expense on advances from affiliates. Depreciation expense increased due to property improvements and replacements placed into service during 2002. Property tax expense increased due to an increase in the assessed value of Versailles on the Lake Apartments. General and administrative expenses decreased primarily due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $72,000, compared to approximately $474,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $402,000 is due to approximately $159,000 of cash used in operating activities, approximately $151,000 of cash used in investing activities, and approximately $92,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to an escrow account maintained by the mortgage lender. Cash used in financing activities consisted of repayment of the existing mortgages at Versailles on the Lake Apartments, distributions to partners, payments on advances received from affiliates of the Managing General Partner, payments of principal made on the mortgages encumbering the property, and loan costs paid related to the refinancing of the mortgages encumbering the Partnership's investment property, partially offset by net proceeds received as a result of the refinancing at Versailles on the Lake Apartments, and, to a lesser extent, advances from affiliates of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $47,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Versailles on the Lake Apartments loans replaced the first mortgage of approximately $2,090,000 and second mortgage of approximately $88,000 with a new mortgage in the amount of $2,421,000. Total capitalized loan costs were approximately $68,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The mortgage encumbering Versailles on the Lake Apartments of approximately $2,421,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4 and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Ashley Woods Apartments due to the sale of the investment property in July
2001 as loss from discontinued operations. In addition, the accompanying consolidated statement of operations for the year ended December 31, 2002 includes the loss on early extinguishment of debt, due to the refinancing of the mortgages at Versailles on the Lake Apartments in September 2002, as interest expense.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $   --           $    --          $  411            $  518.90

Sale (1)                  385            512.25           3,242             4,313.52
                       $  385           $512.25          $3,653            $4,832.42

(1) From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units in the Partnership representing 42.65% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Davidson
Diversified Real Estate I, L.P. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate I, L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                  $ 72
   Receivables and deposits                                                     330
   Restricted escrow                                                             64
   Other assets                                                                  80
   Investment property (Notes B & F):
      Land                                                     $ 191
      Buildings and related personal property                   4,997
                                                                5,188
      Less accumulated depreciation                            (3,550)        1,638

                                                                            $ 2,184
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 11
   Tenant security deposit liabilities                                           15
   Accrued property taxes                                                        86
   Other liabilities                                                             89
   Due to affiliates (Note E)                                                   514
   Mortgage note payable (Note B)                                             2,421

Partners' Deficit
   General partners                                             $ (9)
   Limited partners (751.59 units issued and
      outstanding)                                               (943)         (952)

                                                                            $ 2,184

               See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                       Years Ended
                                                                      December 31,
                                                                  2002              2001
                                                                                 (Restated)

Revenues:
  Rental income                                               $    875           $     863
  Other income                                                     110                  82
         Total revenues                                            985                 945

Expenses:
  Operating                                                        452                 454
  General and administrative                                       156                 178
  Depreciation                                                     274                 261
  Interest                                                         186                 209
  Property taxes                                                    88                  81
         Total expenses                                          1,156               1,183

Loss from continuing operations                                   (171)               (238)
Loss from discontinued operations                                   --                (124)
Gain on sale of discontinued operations                             --               7,366

Net (loss) income (Note C)                                    $   (171)          $   7,004

Net (loss) income allocated to general partners               $     (9)          $     166


Net (loss) income allocated to limited partners                   (162)              6,838
                                                              $   (171)          $   7,004
Per limited partnership unit:
  Loss from continuing operations                             $(215.54)          $ (300.69)
  Loss from discontinued operations                                 --             (157.00)
  Gain on sale of discontinued operations                           --            9,555.74
Net (loss) income                                             $(215.54)          $9,098.05
Distributions per limited partnership
  unit                                                        $ 512.25           $4,832.42

               See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            751.84        $ 1       $15,008    $15,009

Partners' deficit at
  December 31, 2000                       751.59       $ (145)    $(3,602)   $(3,747)

Distributions to partners                     --          (21)     (3,632)    (3,653)

Net income for the year ended
  December 31, 2001                           --          166       6,838      7,004

Partners' deficit at
  December 31, 2001                       751.59           --        (396)      (396)

Distributions to partners                     --           --        (385)      (385)

Net loss for the year ended
  December 31, 2002                           --           (9)       (162)      (171)

Partners' deficit at
  December 31, 2002                       751.59        $ (9)     $ (943)     $ (952)

               See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended
                                                                      December 31,
                                                                     2002      2001
Cash flows from operating activities:
  Net (loss) income                                                $ (171)     $ 7,004
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     274          507
     Amortization of discounts and loan costs                          28           47
     Loss on early extinguishment of debt                               7           82
     Gain on sale of discontinued operations                           --       (7,366)
     Change in accounts:
      Receivables and deposits                                       (320)          13
      Other assets                                                     (7)          24
      Accounts payable                                                 (7)         (53)
      Tenant security deposit liabilities                               2           (1)
      Due to affiliates                                                 2           --
      Accrued property taxes                                            3          (89)
      Other liabilities                                                30           (5)
        Net cash (used in) provided by operating activities          (159)         163
Cash flows from investing activities:
  Property improvements and replacements                             (150)        (235)
  Net (deposits to) withdrawals from restricted escrows                (1)          20
  Proceeds from sale of discontinued operations                        --        3,655
        Net cash (used in) provided by investing activities          (151)       3,440
Cash flows from financing activities:
  Payments on mortgage notes payable                                  (73)        (157)
  Proceeds from mortgage note payable                               2,421           --
  Repayment of mortgage notes payable                              (2,178)          --
  Advances from affiliates                                            260           --
  Payments on advances from affiliates                                (69)          --
  Loan costs paid                                                     (68)          --
  Distributions to partners                                          (385)      (3,653)
        Net cash used in financing activities                         (92)      (3,810)

Net decrease in cash and cash equivalents                            (402)        (207)
Cash and cash equivalents at beginning of period                      474          681
Cash and cash equivalents at end of period                          $ 72        $ 474
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 155        $ 522
Supplemental disclosure of non-cash activity:
  Extinguishment of debt and other liabilities upon sale of
   Ashley Woods Apartments                                          $ --       $ 8,007

               See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 2002, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include the Partnership's 100% membership interest in Ashley Woods L.L.C. As a result, the Partnership consolidates its interest in Ashley Woods whereby all accounts of Ashley Woods are included in the consolidated financial statements of the Partnership with inter-entity accounts being eliminated.

Allocations to Partners: Net income (loss) from operations of the Partnership and taxable income (loss) are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2002 and 2001, no adjustments for impairment of value were necessary.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $36,000 in 2002 compared to 2001.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $49,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $19,000 and $56,000 for the years ended December 31, 2002 and 2001, respectively.

Restricted Escrow: As a result of the September 16, 2002 refinancing of the mortgages encumbering the Partnership's investment property, the property deposited approximately $64,000 with the mortgage lender to establish a capital reserve account designed for certain capital improvements. At December 31, 2002, the balance in this escrow is approximately $64,000.

Loan Costs: At December 31, 2002, loan costs of approximately $68,000, net of accumulated amortization of approximately $3,000, are included in other assets and are being amortized on a straight-line method over the life of the related loan. Amortization expense for the year ended December 31, 2002 was approximately $12,000 and is included in interest expense. Amortization expense is expected to be approximately $13,000 for each of the years 2003 through 2007.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, it is the Partnership's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Reclassifications: Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the gain on sale and operations of Ashley Woods Apartments as gain on sale of discontinued operations and loss from discontinued operations, respectively, due to its sale in July 2001.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4 and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Ashley Woods Apartments due to the sale of the investment property in July 2001 as loss from discontinued operations. In addition, the accompanying consolidated statement of operations for the year ended December 31, 2002 includes the loss on early extinguishment of debt, due to the refinancing of the mortgages at Versailles on the Lake Apartments in September 2002, as interest expense.

Note B - Mortgage Note Payable


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             2002        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage             $ 2,421       $   9        (1)     9/15/07      $ 2,149

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002 the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity date of September 15, 2007, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the Versailles on the Lake Apartments loans replaced the first mortgage of approximately $2,090,000 and second mortgage of approximately $88,000 with a new mortgage in the amount of $2,421,000. Total capitalized loan costs were approximately $68,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts. This amount is included in interest expense.

The mortgage encumbering Versailles on the Lake Apartments of approximately $2,421,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the respective apartment property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

                               2003         $    56
                               2004              57
                               2005              58
                               2006              60
                               2007           2,190
                               Total        $ 2,421


Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                                2002           2001
Net (loss) income as reported               $     (171)    $    7,004
Add (deduct):
  Depreciation differences                         114            (27)
  Unearned income                                   25            (63)
  Other                                            (12)            37
Gain on sale of property                            --            818
Federal taxable (loss) income               $      (44)    $    7,769
Federal taxable (loss) income per
  limited partnership unit                  $   (36.37)    $10,075.73

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2002 (in thousands):

                                                         2002
Net  liabilities  as  reported                          $ (952)
Differences  in  basis  of  assets  and
liabilities:
  Buildings and land                                        99
  Accumulated depreciation                                (891)
  Other                                                    118
Net liabilities - Federal tax basis                   $ (1,626)

Note D - Disposition of Investment Property

On July 12, 2001, the Partnership sold Ashley Woods Apartments to an unrelated third party, for a gross sale price of $12,015,000. The net proceeds realized by the Partnership were approximately $3,655,000 after payment of closing costs and the assumption of the mortgage encumbering the property by the purchaser. The Partnership realized a gain of approximately $7,366,000 as a result of the sale which is shown as gain on sale of discontinued operations on the accompanying consolidated statement of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $82,000 as a result of the write-off of unamortized loan costs, which is included in loss from discontinued operations. The results of the property's operations for the year ended December 31, 2001 of approximately $124,000 are included in loss from discontinued operations on the accompanying consolidated statements of operations. Included in this amount is approximately $1,263,000 of revenues generated by the property for the year ended December 31, 2001.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $154,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $49,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These amounts are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. At December 31, 2002, the amount of the outstanding loans and accrued interest was approximately $193,000 and is included in due to affiliates. Interest is charged at the prime rate plus 1% or 5.25% at December 31, 2002. Interest expense for the year ended December 31, 2002 was approximately $11,000. During the year ended December 31, 2002, the Partnership made payments of principal of approximately $69,000 and interest of approximately $9,000 on these advances. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2001.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded return on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $41,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units in the Partnership representing 42.65% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)
Versailles on the Lake
 Apartments                   $ 2,421       $ 191        $ 3,847          $ 1,150

                        Gross Amount At Which
                               Carried
                              At December 31, 2002
                           (in thousands)


                              Buildings
                                 And                           Date of
                               Personal          Accumulated  Construc-   Date    Depreciable
     Description       Land    Property   Total  Depreciation   tion    Acquired     Life
                                                (in thousands)
Versailles on the
Lake
 Apartments            $ 191   $ 4,997   $ 5,188   $ 3,550      1970      04/84    5-30 yrs

Reconciliation  of  "investment  property  and  accumulated   depreciation"  (in
thousands):

                                              Years Ended December 31,
                                                 2002          2001
Investment Property

Balance at beginning of year                    $ 5,038       $14,929
    Sale of investment property                      --       (10,126)
    Property improvements                           150           235
Balance at end of year                          $ 5,188       $ 5,038

Accumulated Depreciation

Balance at beginning of year                    $ 3,276       $ 8,599
    Sale of investment property                      --        (5,830)
    Depreciation expense                            274           507
Balance at end of year                          $ 3,550       $ 3,276

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $5,287,000 and $5,138,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $4,441,000 and $4,281,000, respectively.

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $27,000 and non-audit services (principally tax-related) of approximately $12,000.

Item 10.    Executive Compensation

Neither the officers nor director of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                        Entity                     Number of Units    Percentage

      AIMCO Properties, L.P.                            216.15           28.76%
        (an affiliate of AIMCO)
      Cooper River Properties, L.L.C.                    85.65           11.40%
        (an affiliate of AIMCO)
      Insignia Properties, L.P.                          18.50            2.46%
        (an affiliate of AIMCO)
      Davidson Diversified Properties, Inc.                .25            0.03%
        (an affiliate of AIMCO)

Cooper River Properties, L.L.C., Insignia Properties, L.P., and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2002, no director or officer of the Managing General Partner owns, nor do the director or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $154,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $49,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These amounts are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. At December 31, 2002, the amount of the outstanding loans and accrued interest was approximately $193,000 and is included in due to affiliates. Interest is charged at the prime rate plus 1% or 5.25% at December 31, 2002. Interest expense for the year ended December 31, 2002 was approximately $11,000. During the year ended December 31, 2002, the Partnership made payments of principal of approximately $69,000 and interest of approximately $9,000 on these advances. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2001.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded return on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $41,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units in the Partnership representing 42.65% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.
Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index attached.

            (b) Reports on Form 8-K:

                  None filed during the quarter ended December 31, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


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

                                  Date:   March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate I, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive   Vice   President  of  Davidson
                                 Diversified Properties,  Inc.,  equivalent
                                 of the  chief  executive officer of the
                                 Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate I, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

   10W Multifamily Note dated September 16, 2002, by and between Davidson Diversified Real Estate I, a Delaware limited partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 10W to the Partnership Quarterly Report on Form 10-QSB for the nine months ended September 30, 2002.)

99   Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.