Form 10QSB
period 2003-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2003-05-15
CIK 721673

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-13530


                    Davidson Diversified Real Estate I, L.P.
             (Exact Name of Registrant as Specified in Its Charter)



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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                $   91
   Receivables and deposits                                                    343
   Restricted escrow                                                            64
   Other assets                                                                 70
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,012
                                                                5,203
      Less accumulated depreciation                            (3,621)       1,582

                                                                           $ 2,150
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                        $     1
   Tenant security deposit liabilities                                          16
   Accrued property taxes                                                      113
   Other liabilities                                                            91
   Due to affiliates                                                           491
   Mortgage note payable                                                     2,411

Partners' Deficit
   General partners                                             $ (10)
   Limited partners (751.59 units issued and
      outstanding)                                                (963)       (973)

                                                                           $ 2,150

            See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                               2003           2002

Revenues:
   Rental income                                              $ 224          $ 224
   Other income                                                   26             27
      Total revenues                                             250            251

Expenses:
   Operating                                                     126            107
   General and administrative                                     26             49
   Depreciation                                                   71             67
   Interest                                                       21             51
   Property taxes                                                 27             21
      Total expenses                                             271            295

Net loss                                                         (21)           (44)

Net loss allocated to general partners (5%)                    $ (1)         $ (2)

Net loss allocated to limited partners (95%)                  $ (20)         $ (42)

Net loss                                                      $ (21)         $ (44)

Net loss per limited partnership unit                        $(26.61)       $(55.88)

Distributions per limited partnership unit                     $ --         $512.25

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2002                   751.59         $ (9)       $ (943)     $ (952)

Net loss for the three months
   ended March 31, 2003                    --             (1)         (20)       (21)

Partners' deficit at
   March 31, 2003                      751.59         $ (10)      $ (963)     $ (973)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003         2002
Cash flows from operating activities:
   Net loss                                                         $ (21)     $  (44)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation                                                     71          67
      Amortization of discounts and loan costs                          3           8
      Change in accounts:
        Receivables and deposits                                      (13)        (45)
        Other assets                                                    7         (19)
        Accounts payable                                              (10)         (1)
        Tenant security deposit liabilities                             1          --
        Accrued property taxes                                         27          21
        Other liabilities                                               2          43
        Due to affiliates                                              (1)         11

         Net cash provided by operating activities                     66          41

Cash flows from investing activities:
   Property improvements and replacements                             (15)        (22)
   Net deposits to restricted escrows                                  --         (25)

         Net cash used in investing activities                        (15)        (47)

Cash flows from financing activities:
   Payments on mortgage notes payable                                 (10)        (27)
   Advances from affiliate                                              3         260
   Repayments on advances from affiliates                             (25)         --
   Distributions to partners                                           --        (385)

         Net cash used in financing activities                        (32)       (152)

Net increase (decrease) in cash and cash equivalents                   19        (158)

Cash and cash equivalents at beginning of period                       72         474
Cash and cash equivalents at end of period                         $   91      $  316

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $   19      $   43

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Managing General Partner is wholly-owned by Apartment Investment and Management Company (AIMCO), a publicly traded real estate investment trust.

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

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 and $13,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $16,000 and $38,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 for each of the three months ended March 31, 2003 and 2002. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. At March 31, 2003, the amount of the outstanding loans and accrued interest was approximately $170,000 and is included in due to affiliates. Interest is charged at the prime rate plus 1% or 5.25% at March 31, 2003. Interest expense for the three months ended March 31, 2003 was approximately $2,000. Interest expense for the three months ended March 31, 2002 was less than $1,000. During the three months ended March 31, 2003, the Partnership made payments of principal of approximately $25,000 and interest of approximately $4,000 on these advances.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments both of which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $13,000 and $16,000, respectively.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2003 and 2002:

                                                 Average Occupancy
                                                 2003        2002
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   97%         93%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to competitive pricing by reducing rental rates and increased marketing efforts.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $21,000, as compared to a net loss of approximately $44,000 for the three months ended March 31, 2002. The decrease in net loss is due to a decrease in total expenses. Total revenues remained constant for the comparable periods as an increase in occupancy at the Partnership's investment property was offset by a decrease in the average rental rate. Other income remained constant as a decrease in lease cancellation fees was offset by increases in local telephone and vending charges at the property.

The decrease in total expenses is due to decreases in both interest and general and administrative expenses, partially offset by increases in depreciation, operating and property tax expense. The decrease in interest expense is due to the September 2002 refinancing of the mortgages encumbering the Partnership's investment property at a lower interest rate and a decrease in mortgage discount amortization expense, partially offset by an increase in interest expense on advances from affiliates. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months. Property tax expense increased due to a change in the current period property tax calculation by the taxing authority for Versailles on the Lake Apartments. Operating expenses increased for the comparable periods primarily due to an increase in maintenance expense at the property. Contributing to the increase in maintenance expense is a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property and an increase in contract work and snow removal costs at the investment property. General and administrative expenses decreased primarily due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $91,000, compared to approximately $316,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $19,000, from December
31,  2002,  is due to  approximately  $66,000  of  cash  provided  by  operating activities partially offset by approximately $32,000 of cash used in financing activities and approximately $15,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of payments of principal made on the mortgage encumbering the Registrant's property and payments on advances received from affiliates of the Managing General Partner, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for the Partnership's investment property is detailed below.

Versailles on the Lake Apartments

During  the  three  months  ended  March 31,  2003,  the  Partnership  completed approximately $15,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of floor covering replacements, window replacements and ADA compliance. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $127,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, basement water proofing, gutter replacements, and appliance and air conditioning upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During December 2002 the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.10% at March 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage encumbering Versailles on the Lake Apartments of approximately $2,411,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit
Sale (1)               $  --            $   --           $  385           $512.25

(1) From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units in the Partnership representing 42.65% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 2003.

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

                                    Date: May 14, 2003

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


Date: May 14, 2003

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


Date: May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.