Form 10QSB
period 2003-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2003-11-13
CIK 721673

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                $   57
   Receivables and deposits                                                    303
   Restricted escrow                                                             3
   Other assets                                                                 79
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,055
                                                                5,246
      Less accumulated depreciation                            (3,761)       1,485

                                                                           $ 1,927
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                        $     4
   Tenant security deposit liabilities                                          18
   Accrued property taxes                                                      126
   Other liabilities                                                            95
   Due to affiliates (Note B)                                                  321
   Mortgage note payable                                                     2,382

Partners' Deficit
   General partners                                             $ (12)
   Limited partners (751.59 units issued and
      outstanding)                                              (1,007)     (1,019)

                                                                           $ 1,927

            See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2003          2002        2003         2002
Revenues:
  Rental income                            $    207      $    216     $    648    $    664
  Other income                                   31            28           82          81
         Total revenues                         238           244          730         745

Expenses:
  Operating                                     117           119          356         351
  General and administrative                     35            38           93         117
  Depreciation                                   68            69          211         204
  Interest                                       16            55           55         161
  Property taxes                                 28            22           82          68
         Total expenses                         264           303          797         901

Net loss                                   $    (26)     $    (59)    $    (67)   $   (156)

Net loss allocated to general
  partners (5%)                            $     (1)     $     (3)    $     (3)   $     (8)

Net loss allocated to limited
  partners (95%)                                (25)          (56)         (64)       (148)

                                           $    (26)     $    (59)    $    (67)   $   (156)

Net loss per limited partnership unit      $ (33.26)     $ (74.51)    $ (85.15)   $(196.92)
Distributions per limited partnership
  unit                                     $     --      $     --     $     --    $ 512.25

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84         $     1     $15,008     $15,009

Partners' deficit at
   December 31, 2002                   751.59         $    (9)    $  (943)    $  (952)

Net loss for the nine months
   ended September 30, 2003                --              (3)        (64)        (67)

Partners' deficit at
   September 30, 2003                  751.59         $   (12)    $(1,007)    $(1,019)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net loss                                                         $ (67)      $ (156)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                     211          204
     Amortization of discounts and loan costs                          11           25
     Loss on early extinguishment of debt                              --            7
     Change in accounts:
      Receivables and deposits                                         27         (305)
      Other assets                                                    (10)         (12)
      Accounts payable                                                 (7)         (13)
      Tenant security deposit liabilities                               3            1
      Due to affiliates                                                (2)          72
      Accrued property taxes                                           40           26
      Other liabilities                                                 6           46
        Net cash provided by (used in) operating activities           212         (105)

Cash flows from investing activities:
  Property improvements and replacements                              (58)        (117)
  Net withdrawals from (deposits to) restricted escrows                61           (1)
        Net cash provided by (used in) investing
           activities                                                   3         (118)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (39)         (73)
  Proceeds from mortgage note payable                                  --        2,421
  Repayment of mortgage notes payable                                  --       (2,178)
  Advances from affiliate                                               3          260
  Repayment of advances from affiliate                               (194)          --
  Loan costs paid                                                      --          (63)
  Distributions to partners                                            --         (385)
        Net cash used in financing activities                        (230)         (18)

Net decrease in cash and cash equivalents                             (15)        (241)

Cash and cash equivalents at beginning of period                       72          474
Cash and cash equivalents at end of period                          $ 57        $ 233

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 46        $ 127

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate I, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $39,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $58,000 and $93,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $3,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property.

In accordance with the Partnership Agreement, during 2002 the Managing General Partner loaned the Partnership approximately $260,000 to cover non-resident withholding taxes. Interest was charged at the prime rate plus 1%. As a result of this loan, interest expense for the nine months ended September 30, 2003 was approximately $5,000 as compared to approximately $8,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Partnership made principal payments to the Managing general Partner of approximately $194,000 and interest payments of approximately $7,000 with cash provided by operations.

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the consolidated balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $13,000 and $16,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing

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

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility"), which had a term of three and six months. The Interim Credit Facility refinanced properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three-month term of the Interim Credit Facility, the properties were required to make monthly interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for each of the following two months was calculated at LIBOR plus 150 basis points.

During December 2002, the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with the option for one five-year extension. This Permanent Credit Facility creates separate loans for each property, which loans are not cross-collateralized or cross-defaulted with the other property loans under the Permanent Credit Facility. Each note under this Permanent Credit Facility begins as a variable rate loan and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at September 30, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                 Average Occupancy
                                                  2003       2002
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   96%         95%

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2003 was approximately $26,000 and $67,000, respectively, as compared to net loss of approximately $59,000 and $156,000, respectively, for the three and nine months ended September 30, 2002. The decrease in net loss for both the three and nine months ended September 30, 2003 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses for the three months ended September 30, 2003 is due to a decrease in interest expense, partially offset by an increase in property tax expense. Operating, general and administrative, and depreciation expenses remained relatively constant for the comparable periods. The decrease in total expenses for the nine months ended September 30, 2003 is due to decreases in both interest and general and administrative expenses, partially offset by increases in operating, depreciation and property tax expenses. The decrease in interest expense for both the three and nine months ended September 30, 2003 is due to the September 2002 refinancing of the mortgages encumbering the Partnership's investment property at a lower interest rate, a decrease in mortgage discount amortization expense, and the loss recognized during 2002 on the early extinguishment of debt (as discussed in "Liquidity and Capital Resources"). Depreciation expense increased for the nine months ended September 30, 2003 due to property improvements and replacements placed into service during the past twelve months. Property tax expense increased for both the three and nine months ended September 30, 2003 due to a change in the current period property tax calculation by the taxing authority for Versailles on the Lake Apartments. Operating expenses increased for the nine months ended September 30, 2003 primarily due to an increase in snow removal costs. General and administrative expenses decreased for the nine months ended September 30, 2003 primarily due to a decrease in management reimbursements to the Managing General Partner provided for in the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both the three and nine months ended September 30, 2003 is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased due to a decrease in the average rental rate and increased concessions, partially offset by an increase in occupancy and a decrease in bad debt expense at Versailles on the Lake Apartments.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $57,000, compared to approximately $233,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $15,000, from December 31, 2002, is due to approximately $230,000 of cash used in financing activities, partially offset by approximately $212,000 of cash provided by operating activities and approximately $3,000 of cash provided by investing activities. Cash used in financing activities consisted primarily of payments on advances received from an affiliate of the Managing General Partner and payments of principal made on the mortgage encumbering the Partnership's property, partially offset by advances from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net receipts from an escrow account maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are detailed below.

Versailles on the Lake Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of water heater upgrades, office computers, and floor covering replacement. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $150,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of gutter replacement, basement storage units, waterproofing, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility"), which had a term of three and six months. The Interim Credit Facility refinanced properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three-month term of the Interim Credit Facility, the properties were required to make monthly interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for each of the following two months was calculated at LIBOR plus 150 basis points.

During December 2002, the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with the option for one five-year extension. This Permanent Credit Facility creates separate loans for each property, which loans are not cross-collateralized or cross-defaulted with the other property loans under the Permanent Credit Facility. Each note under this Permanent Credit Facility begins as a variable rate loan and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at September 30, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,382,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                 Nine Months Ended    Per Limited    Nine Months Ended   Per Limited
                   September 30,      Partnership      September 30,     Partnership
                       2003               Unit              2002             Unit
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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 320.55 limited partnership units (the "Units") in the Partnership representing 42.65% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 431.04 Units for a purchase price of $50.12 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.65% of the outstanding units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            3.1 Partnership Agreement dated January 14, 1983 is incorporated by reference to Exhibit A to the Prospectus of the Partnership dated November 16, 1983 as filed with the Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2003.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Paul J. McAuliffe
                                          Executive Vice President
                                          and Chief Financial Officer

                                    Date: November 12, 2003

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


Date: November 12, 2003

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


Date: November 12, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.