Form 10KSB
period 2003-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2004-03-30
CIK 721673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003


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

State issuer's revenues for its most recent fiscal year.  $967,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to own and operate existing real estate properties for investment. The Partnership does not engage in any foreign operations nor derive any income from foreign sources. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to the calendar year 2002. The Partnership continues to own and operate one investment property as of December 31, 2003. See "Item 2. Description of Property".

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under a mortgage obligation secured by the property. The Partnership financed its property primarily through non-recourse debt. Therefore, if the Partnership were to default on its loan, the lender, with certain exceptions, can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2003 and 2002.

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


                          Gross
                        Carrying   Accumulated   Depreciable    Method of       Federal
Property                  Value    Depreciation      Life      Depreciation    Tax Basis
                             (in thousands)                                  (in thousands)

Versailles on the
 Lake Apartments         $ 5,402     $ 3,828       5-30 yrs        S/L           $ 927

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2003        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage              $ 2,367       (1)      30 yrs     9/15/07      $ 2,149

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

(2) See "Note B - Mortgage Note Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay the loan and other specific details about the loan.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. Gross proceeds from the refinancing were approximately $2,421,000 of which approximately $2,178,000 was used to pay off the existing first and second mortgage notes. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 due to the write off of unamortized loan costs and discounts. Total capitalized loan costs for the new mortgage were approximately $68,000 for the year ended December 31, 2002.

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

During December 2002, the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with the option for one five-year extension. This Permanent Credit Facility creates separate loans for each property, which loans are not cross-collateralized or cross-defaulted with the other property loans under the Permanent Credit Facility. Each note under this Permanent Credit Facility begins as a variable rate loan and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for the property are as follows:

                                           Average Annual             Average
                                            Rental Rates             Occupancy
                                             (per unit)
 Property                                 2003        2002        2003      2002

 Versailles on the Lake Apartments       $6,085      $6,294       95%        95%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2003 for the property were as follows:

                                                 2003            2003
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake Apartments                $ 68*           1.80%

*Amount per 2002 billings.  Taxes are paid a year in arrears.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $68,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $35,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($56,000).

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2003, the Partnership completed approximately $214,000 of capital improvements at the property, consisting primarily of basement storage units, waterproofing, water heater and structural upgrades, parking area resurfacing, office computers, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $86,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2004 at the Partnership's property will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the "Units") aggregating $15,008,000. As of December 31, 2003, there were 546 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 325.95 units or 43.37% at December 31, 2003.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Sale (1)               $   --           $    --          $  385            $ 512.25

(1) From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 325.95 Units in the Partnership representing 43.37% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.37% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $3,000 as compared to net loss of approximately $171,000 for the year ended December 31, 2002. The decrease in net loss is due to a decrease in total expenses, partially offset by a slight decrease in total revenues. The decrease in total expenses is due to decreases in interest, general and administrative, and property tax expenses, partially offset by an increase in operating expenses. Depreciation expense remained relatively constant for the comparable periods. The decrease in interest expense is due to the September 2002 refinancing of the mortgages encumbering the Partnership's investment property at a lower interest rate, a decrease in mortgage discount amortization expense, and the loss recognized during 2002 on the early extinguishment of debt (as discussed in "Liquidity and Capital Resources"). Property tax expense decreased as a result of the Partnership appealing the assessed value of Versailles on The Lake Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $68,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $35,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($56,000). Operating expenses increased due to increases in snow removal costs and contract maintenance expense, partially offset by a decrease in newspaper advertising expense at the property. General and administrative expenses decreased primarily due to a decrease in management reimbursements to the Managing General Partner as allowed in the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to a decrease in the average rental rate, partially offset by a decrease in bad debt expense at the property.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $60,000, compared to approximately $72,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $12,000 is due to approximately $245,000 of cash used in financing activities and approximately $7,000 of cash used in investing activities, partially offset by approximately $240,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on advances received from an affiliate of the Managing General Partner and payments of principal made on the mortgage encumbering the Partnership's property, partially offset by an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $86,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. Gross proceeds from the refinancing were approximately $2,421,000 of which approximately $2,178,000 was used to pay off the existing first and second mortgage notes. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 due to the write off of unamortized loan costs and discounts, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $68,000 for the year ended December 31, 2002.

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

During December 2002, the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with the option for one five-year extension. This Permanent Credit Facility creates separate loans for each property, which loans are not cross-collateralized or cross-defaulted with the other property loans under the Permanent Credit Facility. Each note under this Permanent Credit Facility begins as a variable rate loan and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,367,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Sale (1)               $   --           $    --          $  385            $ 512.25

(1) From the sale of Ashley Woods Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 325.95 Units in the Partnership representing 43.37% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.37% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statement of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 16, 2004

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                  $ 60
   Receivables and deposits                                                     338
   Other assets                                                                  72
   Investment property (Notes B & E):
      Land                                                     $ 191
      Buildings and related personal property                   5,211
                                                                5,402
      Less accumulated depreciation                            (3,828)        1,574

                                                                            $ 2,044
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 140
   Tenant security deposit liabilities                                           17
   Accrued property taxes (Note F)                                               76
   Other liabilities                                                             78
   Due to affiliate (Note D)                                                    321
   Mortgage note payable (Note B)                                             2,367

Partners' Deficit
   General partners                                             $ (9)
   Limited partners (751.59 units issued and
      outstanding)                                               (946)         (955)

                                                                            $ 2,044


              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended
                                                             December 31,
                                                         2003               2002


Revenues:
  Rental income                                       $    862          $    875
  Other income                                             105               110
         Total revenues                                    967               985

Expenses:
  Operating                                                487               452
  General and administrative                                86               156
  Depreciation                                             278               274
  Interest                                                  70               186
  Property taxes                                            49                88
         Total expenses                                    970             1,156

Net loss (Note C)                                     $     (3)         $   (171)

Net loss allocated to general partners (5%)           $     --          $     (9)

Net loss allocated to limited partners (95%)                (3)             (162)
                                                      $     (3)         $   (171)

Net loss per limited partnership unit                 $  (3.99)         $(215.54)

Distributions per limited partnership unit            $     --          $ 512.25

              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            751.84        $ 1       $15,008    $15,009

Partners' deficit at
  December 31, 2001                       751.59        $ --      $ (396)     $ (396)

Distributions to partners                     --           --        (385)      (385)

Net loss for the year ended
  December 31, 2002                           --           (9)       (162)      (171)

Partners' deficit at
  December 31, 2002                       751.59           (9)       (943)      (952)

Net loss for the year ended
  December 31, 2003                           --           --          (3)        (3)

Partners' deficit at
  December 31, 2003                       751.59        $ (9)     $ (946)     $ (955)


              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                        2003    2002
Cash flows from operating activities:
  Net loss                                                          $ (3)      $ (171)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                     278          274
     Amortization of discounts and loan costs                          14           28
     Loss on early extinguishment of debt                              --            7
     Change in accounts:
      Receivables and deposits                                         (8)        (320)
      Other assets                                                     (6)          (7)
      Accounts payable                                                (14)          (7)
      Tenant security deposit liabilities                               2            2
      Due to affiliates                                                (2)           2
      Accrued property taxes                                          (10)           3
      Other liabilities                                               (11)          30
        Net cash provided by (used in) operating activities           240         (159)
Cash flows from investing activities:
  Property improvements and replacements                              (71)        (150)
  Net withdrawals from (deposits to) restricted escrows                64           (1)
        Net cash used in investing activities                          (7)        (151)
Cash flows from financing activities:
  Payments on mortgage notes payable                                  (54)         (73)
  Proceeds from mortgage note payable                                  --        2,421
  Repayment of mortgage notes payable                                  --       (2,178)
  Advances from affiliate                                               3          260
  Payments on advances from affiliate                                (194)         (69)
  Loan costs paid                                                      --          (68)
  Distributions to partners                                            --         (385)
        Net cash used in financing activities                        (245)         (92)

Net decrease in cash and cash equivalents                             (12)        (402)
Cash and cash equivalents at beginning of year                         72          474
Cash and cash equivalents at end of year                            $ 60        $ 72
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 57        $ 155
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in                        $ 143        $ --
  accounts payable

              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 2003, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Allocations to Partners: Net loss from operations of the Partnership and taxable income (loss) are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2003 and 2002, no adjustments for impairment of value were necessary.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $55,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses was approximately $14,000 and $19,000 for the years ended December 31, 2003 and 2002, respectively.

Loan Costs: At December 31, 2003, loan costs of approximately $68,000, net of accumulated amortization of approximately $17,000, are included in other assets and are being amortized on a straight-line method over the life of the related loan. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $14,000 and $12,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2004 through 2006 and $9,000 for 2007.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income applicable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, it is the Partnership's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2003, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Note B - Mortgage Note Payable


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             2003        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage             $ 2,367       $   9        (1)     9/15/07      $ 2,149

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Versailles on the Lake Apartments. Gross proceeds from the refinancing were approximately $2,421,000 of which approximately $2,178,000 was used to pay off the existing first and second mortgage notes. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 due to the write off of unamortized loan costs and discounts, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $68,000 for the year ended December 31, 2002.

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

During December 2002, the loan encumbering Versailles on the Lake Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with the option for one five-year extension. This Permanent Credit Facility creates separate loans for each property, which loans are not cross-collateralized or cross-defaulted with the other property loans under the Permanent Credit Facility. Each note under this Permanent Credit Facility begins as a variable rate loan and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the respective apartment property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003, are as follows (in thousands):

                               2004         $    60
                               2005              61
                               2006              62
                               2007           2,184
                               Total        $ 2,367

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

                                                2003           2002
Net loss as reported                        $       (3)    $     (171)
Add (deduct):
  Depreciation differences                         145            114
  Unearned income                                  (24)            25
  Other                                            (97)           (12)
Federal taxable income (loss)               $       21     $      (44)
Federal taxable income (loss) per
  limited partnership unit                  $   111.87     $   (36.37)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2003 (in thousands):

                                                         2003

Net  liabilities  as  reported                          $ (955)
Differences  in  basis  of  assets  and
liabilities:
  Buildings and land                                        99
  Accumulated depreciation                                (746)
  Other                                                     (3)
Net liabilities - Federal tax basis                   $ (1,605)

Note D - Transactions with Affiliated Parties

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$47,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $122,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note F"). Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property.

In accordance with the Partnership Agreement, during 2002 the Managing General Partner loaned the Partnership approximately $260,000 to cover non-resident withholding taxes. Interest was charged at the prime rate plus 1%. As a result of this loan, interest expense for the year ended December 31, 2003 was approximately $5,000 as compared to approximately $11,000 for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002 the Partnership made principal payments to the Managing General Partner of approximately $194,000 and $69,000, respectively and interest payments of approximately $7,000 and $9,000, respectively with cash provided by operations. At December 31, 2003, there were no outstanding loans or associated accrued interest owed to the Managing General Partner. Subsequent to December 31, 2003, the Managing General Partner loaned the Partnership approximately $93,000 to fund operating expenses at Versailles on The Lake Apartments. This loan bears interest at the prime rate plus 1% (5.00% at December 31, 2003).

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $13,000 and $16,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 325.95 Units in the Partnership representing 43.37% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.37% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)
Versailles on the Lake
 Apartments                   $ 2,367       $ 191        $ 3,847          $ 1,364


                        Gross Amount At Which
                            Carried
                       At December 31, 2003
                          (in thousands)

                              Buildings
                                 And                           Date of
                               Personal          Accumulated  Construc-   Date    Depreciable
     Description       Land    Property   Total  Depreciation   tion    Acquired     Life
                                                (in thousands)
Versailles   on   the
Lake
 Apartments            $ 191   $ 5,211   $ 5,402   $ 3,828      1970      04/84    5-30 yrs

Reconciliation  of  "investment  property  and  accumulated   depreciation"  (in
thousands):

                                              Years Ended December 31,
                                                 2003          2002
Investment Property

Balance at beginning of year                    $ 5,188       $ 5,038
    Property improvements                           214           150
Balance at end of year                          $ 5,402       $ 5,188

Accumulated Depreciation

Balance at beginning of year                    $ 3,550       $ 3,276
    Depreciation expense                            278           274
Balance at end of year                          $ 3,828       $ 3,550

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $5,501,000 and $5,287,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $4,574,000 and $4,441,000, respectively.

Note F - Fourth-Quarter Adjustments

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003 the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately ($39,000) due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $41,000 as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2003 of approximately $57,000.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $68,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $35,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($56,000).

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names of the directors and officers of the Managing General Partner, their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2003.

                        Entity                     Number of Units    Percentage

      AIMCO Properties, L.P.                            221.55           29.48%
        (an affiliate of AIMCO)
      Cooper River Properties, L.L.C.                    85.65           11.40%
        (an affiliate of AIMCO)
      AIMCO IPLP, L.P. (formerly Insignia
         Properties, L.P.)                               18.50            2.46%
        (an affiliate of AIMCO)
      Davidson Diversified Properties, Inc.                .25            0.03%
        (an affiliate of AIMCO)

Cooper River Properties, L.L.C., AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2003, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$47,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $122,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see Item 7. Financial Statements - Note F). Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property.

In accordance with the Partnership Agreement, during 2002 the Managing General Partner loaned the Partnership approximately $260,000 to cover non-resident withholding taxes. Interest was charged at the prime rate plus 1%. As a result of this loan, interest expense for the year ended December 31, 2003 was approximately $5,000 as compared to approximately $11,000 for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002 the Partnership made principal payments to the Managing General Partner of approximately $194,000 and $69,000, respectively and interest payments of approximately $7,000 and $9,000, respectively with cash provided by operations. At December 31, 2003, there were no outstanding loans or associated accrued interest owed to the Managing General Partner. Subsequent to December 31, 2003, the Managing General Partner loaned the Partnership approximately $93,000 to fund operating expenses at Versailles on The Lake Apartments. This loan bears interest at the prime rate plus 1% (5.00% at December 31, 2003).

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $13,000 and $16,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 325.95 Units in the Partnership representing 43.37% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.37% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index attached.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

                  None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $7,000 and $8,000, respectively.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties,
                                          Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Peter K. Kompaniez         Director                  Date: March 30, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice  Date: March 30, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President     Date: March 30, 2004
Thomas M. Herzog              and Chief Accounting Officer

                     DAVIDSON DIVERSIFIED REAL ESTATE I, LP

                                  EXHIBIT INDEX



Exhibit           Description

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

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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


Date: March 30, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer of the
                                   Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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


Date: March 30, 2004

                               /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior Vice President and
                                Chief Accounting Officer of
                                Davidson Diversified
                                Properties, Inc., equivalent
                                of the chief financial officer
                                of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.