Form 10QSB
period 2004-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2004-08-13
CIK 721673

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                   Davidson Diversified Real Estate I, L.P.

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                $   51
   Receivables and deposits                                                    372
   Other assets                                                                 97
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,252
                                                                5,443
      Less accumulated depreciation                            (3,969)       1,474

                                                                           $ 1,994
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                        $    45
   Tenant security deposit liabilities                                          15
   Accrued property taxes                                                      104
   Other liabilities                                                            86
   Due to affiliates (Note B)                                                  416
   Mortgage note payable                                                     2,338

Partners' Deficit
   General partners                                             $ (12)
   Limited partners (751.59 units issued and
      outstanding)                                                (998)     (1,010)

                                                                           $ 1,994

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2004         2003         2004        2003

Revenues:
  Rental income                            $    184      $    217    $    384     $    441
  Other income                                   27            25          53           51
         Total revenues                         211           242         437          492

Expenses:
  Operating                                     132           113         241          239
  General and administrative                     21            32          41           58
  Depreciation                                   72            72         141          143
  Interest                                       16            18          32           39
  Property taxes                                 17            27          37           54
         Total expenses                         258           262         492          533

Net loss                                   $    (47)     $    (20)   $    (55)    $    (41)

Net loss allocated to general
  partners (5%)                            $     (2)     $     (1)   $     (3)    $     (2)

Net loss allocated to limited
  partners (95%)                                (45)          (19)        (52)         (39)

                                           $    (47)     $    (20)   $    (55)    $    (41)

Net loss per limited partnership unit      $ (59.87)     $ (25.28)   $ (69.19)    $ (51.89)

                See Accompanying Notes to Financial Statements

                   Davidson Diversified Real Estate I, L.P.

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84          $ 1        $15,008    $15,009

Partners' deficit at
   December 31, 2003                   751.59         $ (9)       $ (946)     $ (955)

Net loss for the six months
   ended June 30, 2004                     --             (3)         (52)       (55)

Partners' deficit at
   June 30, 2004                       751.59         $ (12)      $ (998)    $(1,010)


                See Accompanying Notes to Financial Statements

                   Davidson Diversified Real Estate I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2004       2003
Cash flows from operating activities:
  Net loss                                                         $ (55)       $ (41)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     141          143
     Amortization of loan costs                                         7            7
     Change in accounts:
      Receivables and deposits                                        (34)          48
      Other assets                                                    (32)          (8)
      Accounts payable                                                 26          (10)
      Tenant security deposit liabilities                              (2)           2
      Due to affiliates                                                 2           (2)
      Accrued property taxes                                           28           12
      Other liabilities                                                 8          (12)

        Net cash provided by operating activities                      89          139

Cash flows used in investing activities:
  Property improvements and replacements                             (162)         (41)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (29)         (25)
  Advances from affiliate                                              93            3
  Payment on advances from affiliate                                   --         (105)

        Net cash provided by (used in) financing activities            64         (127)

Net decrease in cash and cash equivalents                              (9)         (29)

Cash and cash equivalents at beginning of period                       60           72
Cash and cash equivalents at end of period                          $ 51        $ 43

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 22        $ 33
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                                 $ 22        $ --

At December 31, 2003, approximately $143,000 in property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

                   Davidson Diversified Real Estate I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$22,000 and $23,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $23,000 and $36,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment property. During the quarter ended March 31, 2004 the property was incorrectly charged construction management service fees of approximately $22,000. The charge was reversed during the quarter ended June 30, 2004, and the receivable from an affiliate of approximately $22,000 is included in receivables and deposits on the accompanying balance sheet.

In accordance with the Partnership Agreement, during the six months ended June 30, 2004 and 2003 the Managing General Partner loaned the Partnership approximately $93,000 and $3,000, respectively, to fund operating expenses at Versailles on The Lake Apartments. The Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. Interest is charged at the prime rate plus 1% (5.00% as of June 30, 2004). As a result of these loans, interest expense for the six months ended June 30, 2004 and 2003 was approximately $2,000 and $5,000, respectively. During the six months ended June 30, 2003, the Partnership made payments of principal of approximately $105,000 and interest of approximately $6,000 on these advances. No such payments were made on advances during the six months ended June 30, 2004. At June 30, 2004, the amount of the outstanding loans and accrued interest was approximately $95,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $9,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $46,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the six months ended June 30, 2004, the Partnership paid the tax bill for the 2002 tax year. The difference between the reassessed value and the estimated value of approximately $18,000 is included in other assets as prepaid property taxes. However, the Partnership is continuing to appeal the reassessed property value.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                 Average Occupancy
                                                 2004        2003
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   86%         97%

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $47,000 and $55,000, respectively, as compared to net loss of approximately $20,000 and $41,000, respectively, for the three and six months ended June 30, 2003. The increase in net loss for the three months ended June 30, 2004 is due to a decrease in total revenues. The increase in net loss for the six months ended June 30, 2004 is due a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2004 is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property.

The decrease in total expenses for the six months ended June 30, 2004 is due to decreases in general and administrative, property tax, and interest expenses. Both operating and depreciation expense remained relatively constant for the six months ended June 30, 2004. Total expenses remained relatively constant for the three months ended June 30 2004, as an increase in operating expenses was offset by decreases in both general and administrative and property tax expenses. Both depreciation and interest expense remained relatively constant for the three months ended June 30, 2004. The increase in operating expenses for the three months ended June 30, 2004 is primarily due to an increase in maintenance expense at the Partnership's investment property. The decrease in interest expense for the six months ended June 30, 2004 is primarily a result of scheduled principal payments made on the mortgage encumbering Versailles on the Lake Apartments, a lower variable interest rate on the mortgage encumbering the property, and a reduction in interest expense on advances from an affiliate of the Managing General Partner.

Property tax expense decreased due to the Partnership's appeal of the reassessed value of Versailles on the Lake Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $46,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the six months ended June 30, 2004, the Partnership paid the tax bill for the 2002 tax year. The difference between the reassessed value and the estimated value of approximately $18,000 is included in other assets as prepaid property taxes. However, the Partnership is continuing to appeal the reassessed property value.

General and administrative expenses decreased for both the three and six months ended June 30, 2004 primarily due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $51,000, compared to approximately $43,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $9,000, from the Partnership's year ended December 31, 2003, is due to approximately $162,000 of cash used in investing activities, partially offset by approximately $89,000 of cash provided by operating activities and approximately $64,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of an advance from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for the Partnership's investment property are detailed below.

Versailles on the Lake Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $41,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of structural improvements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2004.
Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,338,000 is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.91% at June 30, 2004 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The mortgage has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the six months ended June 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 325.95 limited partnership units (the "Units") in the Partnership representing 43.37% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.37% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            See Exhibit Index.

      b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 2004.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson
                                    Diversified Properties, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.