Form 10QSB
period 2004-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2004-11-15
CIK 721673

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                $   55
   Receivables and deposits                                                    330
   Other assets                                                                 79
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,323
                                                                5,514
      Less accumulated depreciation                            (4,035)       1,479

                                                                           $ 1,943
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                        $    85
   Tenant security deposit liabilities                                          15
   Accrued property taxes                                                      119
   Other liabilities                                                            71
   Due to affiliates (Note B)                                                  430
   Mortgage note payable                                                     2,323

Partners' Deficit
   General partners                                             $ (16)
   Limited partners (751.59 units issued and
      outstanding)                                              (1,084)     (1,100)

                                                                           $ 1,943

                See Accompanying Notes to Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2004          2003        2004         2003
Revenues:
  Rental income                            $    192      $    207     $    576    $    648
  Other income                                   23            31           76          82
         Total revenues                         215           238          652         730

Expenses:
  Operating                                     136           117          377         356
  General and administrative                     19            35           60          93
  Depreciation                                   66            68          207         211
  Interest                                       18            16           50          55
  Property taxes                                 66            28          103          82
         Total expenses                         305           264          797         797

Net loss                                   $    (90)     $    (26)    $   (145)   $    (67)

Net loss allocated to general
  partners (5%)                            $     (4)     $     (1)    $     (7)   $     (3)

Net loss allocated to limited
  partners (95%)                                (86)          (25)        (138)        (64)

                                           $    (90)     $    (26)    $   (145)   $    (67)

Net loss per limited partnership unit      $(114.42)     $ (33.26)    $(183.61)   $ (85.15)

                See Accompanying Notes to Financial Statements

                   Davidson Diversified Real Estate I, L.P.

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84         $     1     $15,008     $15,009

Partners' deficit at
   December 31, 2003                   751.59         $    (9)    $  (946)    $  (955)

Net loss for the nine months
   ended September 30, 2004                --              (7)       (138)       (145)

Partners' deficit at
   September 30, 2004                  751.59         $   (16)    $(1,084)    $(1,100)

                See Accompanying Notes to Financial Statements


                   Davidson Diversified Real Estate I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                         $ (145)      $ (67)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     207          211
     Amortization of loan costs                                        10           11
     Change in accounts:
      Receivables and deposits                                          8           27
      Other assets                                                    (17)         (10)
      Accounts payable                                                 33           (7)
      Tenant security deposit liabilities                              (2)           3
      Due to affiliates                                                16           (2)
      Accrued property taxes                                           43           40
      Other liabilities                                                (7)           6
        Net cash provided by operating activities                     146          212

Cash flows from investing activities:
  Property improvements and replacements                             (200)         (58)
  Net withdrawals from restricted escrows                              --           61
        Net cash (used in) provided by investing
           activities                                                (200)           3

Cash flows from financing activities:
  Payments on mortgage note payable                                   (44)         (39)
  Advances from affiliate                                              93            3
  Payment on advances from affiliate                                   --         (194)
        Net cash provided by (used in) financing activities            49         (230)

Net decrease in cash and cash equivalents                              (5)         (15)

Cash and cash equivalents at beginning of period                       60           72
Cash and cash equivalents at end of period                          $ 55        $ 57

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 41        $ 46
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ 55        $ --

At December 31, 2003, approximately $143,000 in property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

                   Davidson Diversified Real Estate I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $35,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $36,000 and $58,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 for the nine months ended September 30, 2003. No such fees were charged during the nine months ended September 30, 2004. The construction management service fees are calculated based on a percentage of current year additions to investment property. At September 30, 2004, approximately $13,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2004 and 2003 the Managing General Partner loaned the Partnership approximately $93,000 and $3,000, respectively, to fund operating expenses at Versailles on the Lake Apartments. The Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. Interest is charged at the prime rate plus 1% (5.75% as of September 30, 2004). As a result of these loans, interest expense for the nine months ended September 30, 2004 and 2003 was approximately $3,000 and $5,000, respectively. During the nine months ended September 30, 2003, the Partnership made principal payments to the Managing General Partner of approximately $194,000 and interest payments of approximately $7,000 with cash provided by operations. No such payments were made on advances during the nine months ended September 30, 2004. At September 30, 2004, the amount of the outstanding loans and accrued interest was approximately $96,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004, 2003 and 2002 is based on the property tax value as estimated by a third party property tax specialist. During the three months ended September 30, 2004, the Partnership increased its estimate of property taxes due by approximately $50,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $15,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the nine months ended September 30, 2004, the Partnership paid the tax bill for the 2002 tax year. The difference between the reassessed value and the estimated value of approximately $5,000 is included in other assets as prepaid property taxes. However, the Partnership is continuing to appeal the reassessed property value.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in The Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                 Average Occupancy
                                                 2004        2003
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   86%         96%

The Managing General Partner attributes the decrease in occupancy at Versailles on the Lake Apartments to the soft rental market in the Fort Wayne area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $90,000 and $145,000, respectively, as compared to net loss of approximately $26,000 and $67,000 for the three and nine months ended September 30, 2003, respectively. The increase in net loss for the three months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the nine months ended September 30, 2004 is due to a decrease in total revenues. Total expenses remained relatively constant for the nine months ended September 30, 2004. The decrease in total revenues for both the three and nine months ended September 30, 2004 is due to decreases in both rental and other income. The decrease in rental income for both periods is primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property. The decrease in other income for both periods is primarily due to a decrease in late charges at the property.

Total expenses for the nine months ended September 30, 2004 remained comparable as decreases in general and administrative and interest expenses were offset by increases in operating and property tax expenses. Depreciation expense remained relatively constant for the nine months ended September 30, 2004. Total expenses increased for the three months ended September 30, 2004, as an increase in operating and property tax expenses was partially offset by a decrease in general and administrative expenses. Both depreciation and interest expense remained relatively constant for the three months ended September 30, 2004. The increase in operating expenses for both the three and nine months ended September 30, 2004 is primarily due to increases in advertising and contract maintenance expenses at the Partnership's investment property. The decrease in interest expense for the nine months ended September 30, 2004 is primarily a result of scheduled principal payments made on the mortgage encumbering Versailles on the Lake Apartments, which reduced the carrying balance of the loan.

Property tax expense increased for both periods due to a change in estimate of the property taxes due for 2002, 2003 and 2004, related to the Partnership's appeal of the reassessed value of Versailles on the Lake Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004, 2003 and 2002 is based on the property tax value and tax rate as estimated by a third party property tax specialist. During the three months ended September 30, 2004, the third party property tax specialist revised the estimate of 2002, 2003 and 2004 property tax expense due to revision during the third quarter of 2004 of the anticipated tax rate. This resulted in an additional accrual of approximately $14,000 for 2002 property tax expense, additional $20,000 for 2003 property tax expense, and an additional $16,000 for 2004 property tax expense for the nine months ended September 30, 2004. This total amount of approximately $50,000 in property tax expense was recorded during the three and nine months ended September 30, 2004. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $15,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the nine months ended September 30, 2004, the Partnership paid the tax bill for the 2002 tax year. The difference between the reassessed value and the estimated value of approximately $5,000 is included in other assets as prepaid property taxes. However, the Partnership is continuing to appeal the reassessed property value.

General and administrative expenses decreased for both the three and nine months ended September 30, 2004 and 2003 primarily due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $55,000, compared to approximately $57,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $5,000, from the Partnership's year ended December 31, 2003, is due to approximately $200,000 of cash used in investing activities, partially offset by approximately $146,000 of cash provided by operating activities and approximately $49,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of an advance from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's investment property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $112,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of roof replacement, elevator upgrades, and structural improvements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $78,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,323,000 is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.46% at September 30, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The mortgage has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,149,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 limited partnership units (the "Units") in the Partnership representing 43.70% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in The Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: November 15, 2004

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


Date: November 15, 2004

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


Date: November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.