Form 10KSB
period 2004-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2005-03-21
CIK 721673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.  $863,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to own and operate existing residential real estate properties for investment. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to the calendar year 2003. The Partnership continues to own and operate one investment property as of December 31, 2004. See "Item 2. Description of Property".

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under a mortgage obligation secured by the property. The Partnership financed its property through non-recourse debt. Therefore, if the Partnership were to default on its loan, the lender, with certain exceptions, can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2004 and 2003.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                          Gross
                        Carrying   Accumulated   Depreciable    Method of       Federal
Property                  Value    Depreciation      Life      Depreciation    Tax Basis
                             (in thousands)                                  (in thousands)

Versailles on the
 Lake Apartments         $ 5,574     $ 4,103       5-30 yrs        S/L           $ 973

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2004        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage              $ 2,303       (1)      30 yrs     9/15/07      $ 2,139

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

(2) See "Note B - Mortgage Note Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay the loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property are as follows:

                                           Average Annual             Average
                                            Rental Rates             Occupancy
                                             (per unit)
 Property                                 2004        2003        2004      2003

 Versailles on the Lake Apartments       $5,815      $5,901       85%        95%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2004 for the property were as follows:

                                                 2004            2004
                                                 Taxes           Rate
                                            (in thousands)

Versailles on the Lake Apartments                $ 79*           1.90%

*Amount per 2003 billings.  Taxes are paid a year in arrears.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004, 2003 and 2002 is based on the property tax value as estimated by a third party property tax specialist. During 2004, the Partnership increased its estimate of property taxes due by approximately $23,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $46,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes.

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2004, the Partnership completed approximately $172,000 of capital improvements at the property, consisting primarily of roof replacement, elevator upgrades, structural improvements, signage upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the "Units") aggregating $15,008,000. As of December 31, 2004, there were 545 holders of record owning an aggregate of 751.59 Units. Affiliates of the Managing General Partner owned 328.45 Units or 43.70% at December 31, 2004.

There were no distributions to the partners during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $175,000, as compared to a net loss of approximately $3,000 for the year ended December 31, 2003. The increase in net loss is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income. Other income remained constant for the comparable periods. The decrease in rental income is primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property.

The  increase  in total  expenses  is due to  increases  in both  operating  and property tax expenses, partially offset by a decrease in general and administrative expenses. Both depreciation and interest expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in advertising and contract maintenance expenses at the Partnership's investment property.

Property tax expense increased due to a change in estimate of the property taxes due for 2002, 2003 and 2004, related to the Partnership's appeal of the reassessed value of Versailles on the Lake Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax expense for 2004, 2003 and 2002 is based on the property tax value and tax rate as estimated by a third party property tax specialist. During the year ended December 31, 2004, the third party property tax specialist revised the estimate of 2002, 2003 and 2004 property tax expense due to a revision of the anticipated tax rate. This resulted in an additional expense of approximately $5,000 for 2002 property taxes, an additional $11,000 for 2003 property tax expense, and an additional $7,000 for 2004 property tax expense for the year ended December 31, 2004. This total amount of approximately $23,000 in property tax expense was recorded during the third and fourth quarters of 2004. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $46,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability and expense represent the best estimate of the amounts ultimately to be paid for Indiana property taxes.

General and administrative expenses decreased primarily due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $39,000, compared to approximately $60,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $21,000 is due to approximately $277,000 of cash used in investing activities, partially offset by approximately $142,000 of cash provided by operating activities and approximately $114,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,303,000 is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 3.07% at December 31, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The mortgage has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $2,139,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Davidson Diversified Real Estate I, L.P.


We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004

Assets
   Cash and cash equivalents                                                  $ 39
   Receivables and deposits                                                     299
   Other assets                                                                 102
   Investment property (Notes B & E):
      Land                                                     $ 191
      Buildings and related personal property                   5,383
                                                                5,574
      Less accumulated depreciation                            (4,103)        1,471

                                                                            $ 1,911
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 40
   Tenant security deposit liabilities                                           15
   Accrued property taxes (Note F)                                               81
   Other liabilities                                                             80
   Due to affiliates (Note D)                                                   522
   Mortgage note payable (Note B)                                             2,303

Partners' Deficit
   General partners                                            $ (18)
   Limited partners (751.59 units issued and
      outstanding)                                             (1,112)       (1,130)

                                                                            $ 1,911

              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended
                                                               December 31,
                                                         2004               2003
Revenues:
  Rental income                                       $    758          $    862
  Other income                                             105               105
         Total revenues                                    863               967

Expenses:
  Operating                                                522               487
  General and administrative                                72                86
  Depreciation                                             275               278
  Interest                                                  72                70
  Property taxes                                            97                49
         Total expenses                                  1,038               970

Net loss (Note C)                                     $   (175)         $     (3)

Net loss allocated to general partners (5%)           $     (9)         $     --

Net loss allocated to limited partners (95%)              (166)               (3)
                                                      $   (175)         $     (3)

Net loss per limited partnership unit                 $(220.87)         $  (3.99)

              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            751.84        $ 1       $15,008    $15,009

Partners' deficit at
  December 31, 2002                       751.59        $ (9)     $ (943)     $ (952)

Net loss for the year ended
  December 31, 2003                           --           --          (3)        (3)

Partners' deficit at
  December 31, 2003                       751.59           (9)       (946)      (955)

Net loss for the year ended
  December 31, 2004                           --           (9)       (166)      (175)

Partners' deficit at
  December 31, 2004                       751.59       $ (18)     $(1,112)   $(1,130)

              See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                      Years Ended
                                                                      December 31,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                         $ (175)      $ (3)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     275          278
     Amortization of loan costs                                        14           14
     Change in accounts:
      Receivables and deposits                                         39           (8)
      Other assets                                                    (44)          (6)
      Accounts payable                                                  5          (14)
      Tenant security deposit liabilities                              (2)           2
      Due to affiliates                                                23           (2)
      Accrued property taxes                                            5          (10)
      Other liabilities                                                 2          (11)

        Net cash provided by operating activities                     142          240

Cash flows from investing activities:
  Property improvements and replacements                             (277)         (71)
  Net withdrawals from restricted escrows                              --           64

        Net cash used in investing activities                        (277)          (7)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (64)         (54)
  Advances from affiliate                                             178            3
  Payments on advances from affiliate                                  --         (194)

        Net cash provided by (used in) financing activities           114         (245)

Net decrease in cash and cash equivalents                             (21)         (12)
Cash and cash equivalents at beginning of year                         60           72
Cash and cash equivalents at end of year                            $ 39        $ 60
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 59        $ 57

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable        $ 38        $ 143

              See Accompanying Notes to Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties. As of December 31, 2004, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Allocations to Partners: Net loss from operations of the Partnership and taxable
(loss) income are allocated 95% to the limited partners and 5% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the Partnership Agreement.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $32,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $27,000 and $14,000 for the years ended December 31, 2004 and 2003, respectively.

Deferred Costs: At December 31, 2004, loan costs of approximately $68,000, net of accumulated amortization of approximately $31,000, are included in other assets and are being amortized over the life of the related loan. Amortization expense for each of the years ended December 31, 2004 and 2003 was approximately $14,000 and is included in interest expense. Amortization expense is expected to be approximately $14,000 for both of the years 2005 and 2006 and approximately $9,000 for 2007.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying balance.

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

Note B - Mortgage Note Payable

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             2004        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Versailles on the Lake
 Apartments
  1st mortgage             $ 2,303       $   11       (1)     9/15/07      $ 2,139

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

The mortgage is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 3.07% at December 31, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004, are as follows (in thousands):

                               2005         $    55
                               2006              62
                               2007           2,186
                               Total        $ 2,303

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

                                                2004           2003
Net loss as reported                        $     (175)    $       (3)
Add (deduct):
  Depreciation differences                         153            145
  Unearned income                                    6            (24)
  Other                                             51            (97)
Federal taxable income                      $       35     $       21
Federal taxable income per limited
  partnership unit                          $   197.64     $   111.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2004 (in thousands):

                                                         2004
Net  liabilities  as  reported                        $ (1,130)
Differences  in basis of  assets  and
liabilities:
  Buildings and land                                        94
  Accumulated depreciation                                (592)
  Other                                                     58
Net liabilities - Federal tax basis                   $ (1,570)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $47,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $42,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $18,000 was owed to affiliates for unpaid reimbursements, which are included on the balance sheet in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2004 and 2003 the Managing General Partner loaned the Partnership approximately $178,000 and $3,000, respectively, to fund capital improvements and operating expenses at Versailles on the Lake Apartments. The Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. Interest is charged at the prime rate plus 1% (6.25% as of December 31, 2004). As a result of these loans, interest expense for each of the years ended December 31, 2004 and 2003 was approximately $5,000. During the year ended December 31, 2003 the Partnership made principal payments to the Managing General Partner of approximately $194,000 and interest payments of approximately $7,000 with cash provided by operations. No such payments were made on advances during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $183,000 and is included on the balance sheet in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings         Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                Encumbrances      Land        Property       Acquisition
                          (in thousands)                               (in thousands)
Versailles on the Lake
 Apartments                   $ 2,303       $ 191        $ 3,847          $ 1,536


                        Gross Amount At Which
                             Carried
                        At December 31, 2004
                           (in thousands)

                              Buildings
                                 And                           Date of
                               Personal          Accumulated  Construc-   Date    Depreciable
     Description       Land    Property   Total  Depreciation   tion    Acquired     Life
                                                (in thousands)
Versailles on the
Lake
 Apartments            $ 191   $ 5,383   $ 5,574   $ 4,103      1970      04/84    5-30 yrs

Reconciliation  of  "investment  property  and  accumulated   depreciation"  (in
thousands):

                                              Years Ended December 31,
                                                 2004          2003
Investment Property

Balance at beginning of year                    $ 5,402       $ 5,188
    Property improvements                           172           214
Balance at end of year                          $ 5,574       $ 5,402

Accumulated Depreciation

Balance at beginning of year                    $ 3,828       $ 3,550
    Additions charged to expense                    275           278
Balance at end of year                          $ 4,103       $ 3,828

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $5,668,000 and $5,501,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $4,695,000 and $4,574,000, respectively.

Note F - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004, 2003 and 2002 is based on the property tax value as estimated by a third party property tax specialist. During 2004, the Partnership increased its estimate of property taxes due by approximately $23,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $46,000 of additional property tax expense related to the 2002, 2003 and 2004 tax years. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes. During the year ended December 31, 2004, the Partnership paid the tax bills for the 2002 and 2003 tax years. The difference between the property taxes paid based on the reassessed value and the property taxes based on the estimated value is approximately $30,000 and is included in other assets as prepaid property taxes. However, the Partnership is continuing to appeal the reassessed property value.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003 the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately ($39,000) due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $41,000 as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2003 of approximately $57,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2004.

                        Entity                     Number of Units    Percentage

      AIMCO Properties, L.P.                            224.05           29.81%
        (an affiliate of AIMCO)
      Cooper River Properties, L.L.C.                    85.65           11.40%
        (an affiliate of AIMCO)
      AIMCO IPLP, L.P.                                   18.50            2.46%
        (an affiliate of AIMCO)
      Davidson Diversified Properties, Inc.                .25            0.03%
        (an affiliate of AIMCO)

Cooper River Properties, L.L.C., AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2004, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $47,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses on the statements of operations included in "Item
7. Financial Statements".

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $42,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property on the financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $18,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, during the years ended December 31, 2004 and 2003 the Managing General Partner loaned the Partnership approximately $178,000 and $3,000, respectively, to fund capital improvements and operating expenses at Versailles on the Lake Apartments. The Managing General Partner loaned the Partnership approximately $260,000 during 2002 to cover non-resident withholding taxes. Interest is charged at the prime rate plus 1% (6.25% as of December 31, 2004). As a result of these loans, interest expense for each of the years ended December 31, 2004 and 2003 was approximately $5,000. During the year ended December 31, 2003 the Partnership made principal payments to the Managing General Partner of approximately $194,000 and interest payments of approximately $7,000 with cash provided by operations. No such payments were made on advances during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $183,000 and is included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the balance sheet in due to affiliates on the balance sheet included in "Item 7. Financial Statements". Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $27,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also included fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 and $7,000 for 2004 and 2003, respectively.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.


                                    By:   Davidson Diversified Properties,
                                           Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive   Date: March 18, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice Date: March 18, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President           Date: March 18, 2005
Stephen B. Waters

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


Date: March 18, 2005

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


Date: March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.