Form 10QSB
period 2005-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2005-05-12
CIK 721673

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                $   41
   Receivables and deposits                                                    325
   Other assets                                                                 83
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,420
                                                                5,611
      Less accumulated depreciation                            (4,172)       1,439

                                                                           $ 1,888
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                        $    27
   Tenant security deposit liabilities                                          18
   Accrued property taxes                                                      102
   Other liabilities                                                            77
   Due to affiliates (Note B)                                                  550
   Mortgage note payable                                                     2,288

Partners' Deficit
   General partners                                             $ (20)
   Limited partners (751.59 units issued and
      outstanding)                                              (1,154)     (1,174)

                                                                           $ 1,888

                See Accompanying Notes to Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2005          2004

Revenues:
   Rental income                                              $ 213          $ 200
   Other income                                                   22             26
      Total revenues                                             235            226

Expenses:
   Operating                                                     145            109
   General and administrative                                     17             20
   Depreciation                                                   69             69
   Interest                                                       27             16
   Property taxes                                                 21             20
      Total expenses                                             279            234

Net loss                                                      $ (44)         $ (8)

Net loss allocated to general partners (5%)                    $ (2)         $ --

Net loss allocated to limited partners (95%)                     (42)            (8)

Net loss                                                      $ (44)         $ (8)

Net loss per limited partnership unit                        $(55.88)       $(10.64)

                See Accompanying Notes to Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         751.84        $   1       $15,008     $15,009

Partners' deficit at
   December 31, 2004                   751.59        $ (18)      $(1,112)    $(1,130)

Net loss for the three months
   ended March 31, 2005                    --           (2)          (42)        (44)

Partners' deficit at
   March 31, 2005                      751.59        $ (20)      $(1,154)    $(1,174)

                See Accompanying Notes to Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
   Net loss                                                        $  (44)        $  (8)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation                                                     69            69
      Amortization of loan costs                                        3             3
      Change in accounts:
        Receivables and deposits                                      (26)          (10)
        Other assets                                                   16           (18)
        Accounts payable                                               25            12
        Tenant security deposit liabilities                             3            (2)
        Accrued property taxes                                         21            20
        Other liabilities                                              (3)           10
        Due to affiliates                                              14             1

         Net cash provided by operating activities                     78            77

Cash flows used in investing activities:
   Property improvements and replacements                             (75)         (176)

Cash flows from financing activities:
   Payments on mortgage note payable                                  (15)          (14)
   Advances from affiliate                                             14            93

         Net cash (used in) provided by financing activities           (1)           79

Net increase (decrease) in cash and cash equivalents                    2           (20)

Cash and cash equivalents at beginning of period                       39            60
Cash and cash equivalents at end of period                         $   41        $   40

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $   20        $   11

At December 31, 2004 and 2003, approximately $38,000 and $143,000, respectively, in property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $11,000 for each of the three months ended March 31, 2005 and 2004, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $18,000 and $34,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $22,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment property. At March 31, 2005, approximately $29,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005 and 2004 the Managing General Partner loaned the Partnership approximately $14,000 and $93,000, respectively, to fund operating expenses at Versailles on The Lake Apartments. Interest is charged at the prime rate plus 1% (6.75% as of March 31, 2005). As a result of these loans, interest expense for the three months ended March 31, 2005 and 2004 was approximately $3,000 and $1,000, respectively. At March 31, 2005, the amount of the outstanding loans and accrued interest was approximately $200,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $9,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. During 2005, the Partnership successfully appealed the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills are received and paid in 2005. Due to the Partnership's successful appeal of the reassessed property tax value, the property tax accrual for 2005 and 2004 is based on the adjusted property tax value. During the three months ended March 31, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property tax value.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.


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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004:

                                                 Average Occupancy
                                                 2005        2004
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   95%         88%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to increased marketing and resident retention efforts.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $44,000, compared to approximately $8,000 for the three months ended March 31, 2004. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in both operating and interest expenses. Depreciation, general and administrative, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in payroll and advertising expenses at the Partnership's investment property. The increase in interest expense is primarily a result of a higher variable interest rate on the mortgage encumbering the property. During 2003, the state of Indiana implemented a reassessment of property tax values. During 2005, the Partnership successfully appealed the reassessed property tax value of Versailles on The Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills are received and paid in 2005. Due to the Partnership's successful appeal of the reassessed property tax value, the property tax accrual for 2005 and 2004 is based on the adjusted property tax value. During the three months ended March 31, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property tax value. Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is due to an increase in occupancy at the Partnership's investment property.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $41,000, compared to approximately $40,000 at March 31, 2004. The increase in cash and cash equivalents of approximately $2,000, from the Partnership's year ended December 31, 2004, is due to approximately $78,000 of cash provided by operating activities, partially offset by approximately $75,000 of cash used in investing activities and approximately $1,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

During  the  three  months  ended  March 31,  2005,  the  Partnership  completed approximately $37,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,288,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 limited partnership units (the "Units") in the Partnership representing 43.70% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     Other Information

            None.

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


                                    Date: May 11, 2005


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


Date: May 11, 2005

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


Date: May 11, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 11, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 11, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.