Form 10QSB
period 2005-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2005-11-14
CIK 721673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                $   36
   Receivables and deposits                                                    330
   Other assets                                                                 65
   Investment property:
      Land                                                     $ 191
      Buildings and related personal property                   5,479
                                                                5,670
      Less accumulated depreciation                            (4,310)       1,360

                                                                           $ 1,791
Liabilities and Partners' Deficit

Liabilities
   Tenant security deposit liabilities                                     $    17
   Accrued property taxes (Note C)                                             108
   Other liabilities                                                            82
   Due to affiliates (Note B)                                                  594
   Mortgage note payable                                                     2,258

Partners' Deficit
   General partners                                             $ (25)
   Limited partners (751.59 units issued and
      outstanding)                                              (1,243)     (1,268)

                                                                           $ 1,791

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2005          2004        2005         2004
Revenues:
  Rental income                            $    213      $    192     $    656    $    576
  Other income                                   27            23           75          76
         Total revenues                         240           215          731         652

Expenses:
  Operating                                     153           136          438         377
  General and administrative                     20            19           61          60
  Depreciation                                   70            66          207         207
  Interest                                       34            18           92          50
  Property taxes (Note C)                        23            66           71         103
         Total expenses                         300           305          869         797

Net loss                                   $    (60)     $    (90)    $   (138)   $   (145)

Net loss allocated to general
  partners (5%)                            $     (3)     $     (4)    $     (7)   $     (7)

Net loss allocated to limited
  partners (95%)                                (57)          (86)        (131)       (138)

                                           $    (60)     $    (90)    $   (138)   $   (145)

Net loss per limited partnership unit      $ (75.84)     $(114.42)    $(174.30)   $(183.61)

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         751.84         $     1     $15,008     $15,009

Partners' deficit at
   December 31, 2004                   751.59         $   (18)    $(1,112)    $(1,130)

Net loss for the nine months
   ended September 30, 2005                --              (7)       (131)       (138)

Partners' deficit at
   September 30, 2005                  751.59         $   (25)    $(1,243)    $(1,268)

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005      2004
Cash flows from operating activities:
  Net loss                                                         $ (138)     $ (145)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     207          207
     Amortization of loan costs                                        10           10
     Change in accounts:
      Receivables and deposits                                        (31)           8
      Other assets                                                     27          (17)
      Accounts payable                                                 (2)          33
      Tenant security deposit liabilities                               2           (2)
      Due to affiliates                                                27           16
      Accrued property taxes                                           27           43
      Other liabilities                                                 2           (7)
        Net cash provided by operating activities                     131          146

Cash flows used in investing activities:
  Property improvements and replacements                             (134)        (200)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (45)         (44)
  Advances from affiliate                                              45           93
        Net cash provided by financing activities                      --           49

Net decrease in cash and cash equivalents                              (3)          (5)

Cash and cash equivalents at beginning of period                       39           60
Cash and cash equivalents at end of period                          $ 36        $ 55

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 71        $ 41
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ --        $ 55

At December 31, 2004 and 2003, approximately $38,000 and $143,000, respectively, in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended
September 30, 2005 and 2004, respectively.

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $32,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $36,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 are fees related to construction management services provided by an affiliate of the Managing
General Partner of approximately $10,000. No such fees were incurred for the nine months ended September 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment property. At September 30, 2005, approximately $35,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005 and 2004 the Managing General Partner loaned the Partnership approximately $45,000 and $93,000, respectively, to fund operating expenses at Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (7.75% as of September 30, 2005). As a result of these loans, interest expense for the nine months ended September 30, 2005 and 2004 was approximately $10,000 and $3,000, respectively. At September 30, 2005, the amount of the outstanding loans and accrued interest was approximately $238,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During each of the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

Note C - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Versailles on the Lake Apartments during 2003. The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the three and nine months ended September 30, 2004, the Partnership increased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $50,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills are received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority and established a receivable of approximately $30,000 for the difference between the amount paid and the third party tax specialist estimate. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 and 2004 is based on the adjusted property value. During the nine months ended September 30, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property value.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                 Average Occupancy
                                                 2005        2004
         Versailles on the Lake Apartments
            Fort Wayne, Indiana                   96%         86%

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $60,000 and $138,000, respectively, as compared to net loss of approximately $90,000 and $145,000, respectively for the three and nine months ended September 30, 2004. The decrease in net loss for the three months ended September 30, 2005 is due to an increase in total revenues. The decrease in net loss for the nine months ended September 30, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September
30, 2005 is due to an increase in rental income. Other income remained relatively constant for both the three and nine months ended September 30, 2005. The increase in rental income for the three months ended September 30, 2005 is primarily due to the increase in occupancy at Versailles on the Lake Apartments. The increase in rental income for the nine months ended September 30, 2005 is due to the increase in occupancy and reduced bad debt expense at the property.

Total expenses remained relatively constant for the three months ended September 30, 2005, as increases in both operating and interest expense were offset by a decrease in property tax expense. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in both operating and interest expenses, partially offset by a decrease in property tax expense. Both general and administrative and depreciation expenses remained relatively constant for both the three and nine months ended September 30, 2005. The increase in operating expenses for both the three and nine months ended September 30, 2005 is primarily due to an increase in payroll related expenses at the Partnership's investment property. The increase in interest expense for both the three and nine months ended September 30, 2005 is primarily due to an increase in the variable interest rate (4.60% at September 30, 2005) on the mortgage encumbering the property.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Versailles on the Lake Apartments during 2003. The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the three and nine months ended September 30, 2004, the Partnership increased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $50,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills are received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority and established a receivable of approximately $30,000 for the difference between the amount paid and the third party tax specialist estimate. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 and 2004 is based on the adjusted property value. During the nine months ended September 30, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property value.

Included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $36,000, compared to approximately $55,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $3,000, from the Partnership's year ended December 31, 2004, is due to approximately $134,000 of cash used in investing activities, partially offset by approximately $131,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash from financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property, offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $96,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of major landscaping and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,258,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 limited partnership units (the "Units") in the Partnership representing 43.70% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                    Date: November 14, 2005

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


Date: November 14, 2005

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


Date: November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.