Form 10KSB
period 2005-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2006-03-30
CIK 721673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13530

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.
(Name of small business issuer in its charter)

Delaware	62-1181565
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $980,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation (the "Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership (the "Associate General Partner"); and David W. Talley (the "Individual General Partner") (collectively, the "General Partners"). The Managing General Partner was wholly owned by MAE GP Corporation ("MAE") until February 25, 1998, at which time MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  Thus, the Managing General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless terminated prior to such date.

The offering of the Partnership's limited partnership units (the "Units") commenced on November 16, 1983, and terminated on September 14, 1984.  The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership's business is to own and operate existing residential real estate properties for investment. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to the calendar year 2003.  The Partnership continues to own and operate one investment property as of December 31, 2005.  See "Item 2. Description of Property".

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

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2005 and 2004.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Versailles on the
Lake Apartments	$ 5,709	$ 4,381	5-30 yrs	S/L	$ 978

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,242	(1)	30 yrs	9/15/07	$ 2,139

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

(2)

See “Note B – Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Versailles on the Lake Apartments	$5,858	$5,815	96%	85%

The Managing General Partner attributes the increase in occupancy at Versailles on the Lake Apartments to increased resident retention efforts.

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2005 for the property were as follows:

	2005	2005
	Taxes	Rate
	(in thousands)

Versailles on the Lake Apartments	$ 85*	2.46%

*Amount per 2004 billings.  Taxes are paid a year in arrears.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Versailles on the Lake Apartments during 2003.  The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the year ended December 31, 2004, the Partnership increased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $50,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills were received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority and established a receivable of approximately $30,000 for the difference between the amount paid and the third party tax specialist estimate. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 was based on the adjusted property value. During the year ended December 31, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property value.

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2005, the Partnership completed approximately $135,000 of capital improvements at the property, consisting primarily of structural improvements, major landscaping, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the “Units”) aggregating $15,008,000. As of December 31, 2005, there were 545 holders of record owning an aggregate of 751.59 Units.  Affiliates of the Managing General Partner owned 328.45 Units or 43.70% at December 31, 2005.

There were no distributions to the partners during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $190,000 as compared to a net loss of approximately $175,000 for the year ended December 31, 2004.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, general and administrative, and interest expenses.  Both depreciation and property tax expense remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in payroll related expenses and utility expenses at the Partnership’s investment property.  The increase in interest expense is primarily due to an increase in the variable interest rate (5.13% at December 31, 2005) on the mortgage encumbering the property and an increase in interest expense on advances from an affiliate of the Managing General Partner.  The increase in general and administrative expenses is primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Versailles on the Lake Apartments during 2003.  The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the year ended December 31, 2004, the Partnership increased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $50,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills were received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority and established a receivable of approximately $30,000 for the difference between the amount paid and the third party tax specialist estimate. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 was based on the adjusted property value. During the year ended December 31, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property value.

The increase in total revenues is due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  The increase in rental income is due to increases in occupancy and the average rental rate and a decrease in bad debt expense at the Partnership’s investment property.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $51,000, compared to approximately $39,000 at December 31, 2004.  The increase in cash and cash equivalents of approximately $12,000 is due to approximately $162,000 of cash provided by operating activities and approximately $23,000 of cash provided by financing activities, partially offset by approximately $173,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,242,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years. After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007.  Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate I, L.P.

We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 51
Receivables and deposits		322
Other assets		52
Investment property (Notes B and E):
Land	$ 191
Buildings and related personal property	5,518
	5,709
Less accumulated depreciation	(4,381)	1,328

		$ 1,753
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 18
Tenant security deposit liabilities		17
Accrued property taxes (Note F)		89
Other liabilities		57
Due to affiliates (Note D)		650
Mortgage note payable (Note B)		2,242

Partners' Deficit
General partners	$ (28)
Limited partners (751.59 units issued and
outstanding)	(1,292)	(1,320)

		$ 1,753

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 878	$ 758
Other income	102	105
Total revenues	980	863

Expenses:
Operating	587	522
General and administrative	79	72
Depreciation	278	275
Interest	131	72
Property taxes	95	97
Total expenses	1,170	1,038

Net loss (Note C)	$ (190)	$ (175)

Net loss allocated to general partners (5%)	$ (10)	$ (9)

Net loss allocated to limited partners (95%)	(180)	(166)
	$ (190)	$ (175)

Net loss per limited partnership unit	$(239.49)	$(220.87)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2003	751.59	$ (9)	$ (946)	$ (955)

Net loss for the year ended
December 31, 2004	--	(9)	(166)	(175)

Partners' deficit at
December 31, 2004	751.59	(18)	(1,112)	(1,130)

Net loss for the year ended
December 31, 2005	--	(10)	(180)	(190)

Partners' deficit at
December 31, 2005	751.59	$ (28)	$(1,292)	$(1,320)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (190)	$ (175)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	278	275
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	(23)	39
Other assets	36	(44)
Accounts payable	16	5
Tenant security deposit liabilities	2	(2)
Due to affiliates	44	23
Accrued property taxes	8	5
Other liabilities	(23)	2

Net cash provided by operating activities	162	142

Cash flows used in investing activities:
Property improvements and replacements	(173)	(277)

Cash flows from financing activities:
Payments on mortgage note payable	(61)	(64)
Advances from affiliate	84	178

Net cash provided by financing activities	23	114

Net increase (decrease) in cash and cash equivalents	12	(21)
Cash and cash equivalents at beginning of year	39	60
Cash and cash equivalents at end of year	$ 51	$ 39
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 95	$ 59

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 38

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties.  As of December 31, 2005, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years, and (2) personal property additions over 5 years.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $44,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $31,000 and $27,000 for the years ended December 31, 2005 and 2004, respectively.

Deferred Costs: At December 31, 2005, loan costs of approximately $68,000, net of accumulated amortization of approximately $45,000, are included in other assets and are being amortized over the life of the related loan. Amortization expense for each of the years ended December 31, 2005 and 2004 was approximately $14,000 and is included in interest expense. Amortization expense is expected to be approximately $14,000 for 2006 and approximately $9,000 for 2007.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,242	$ 11	(1)	9/15/07	$ 2,139

(1)  Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

The mortgage is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate was 5.13% at December 31, 2005 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 62
2007	2,180
Total	$ 2,242

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2005	2004

Net loss as reported	$ (190)	$ (175)
Add (deduct):
Depreciation differences	143	153
Unearned income	(12)	6
Other	(5)	51
Federal taxable (loss) income	$ (64)	$ 35
Federal taxable income per limited
partnership unit (1)	$ 133.40	$ 197.64

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

2005
Net liabilities as reported	$ (1,320)
Differences in basis of assets and liabilities:
Buildings and land	99
Accumulated depreciation	(449)
Other	36
Net liabilities - Federal tax basis	$ (1,634)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $6,000, respectively. At December 31, 2005, approximately $46,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2005 and 2004 the Managing General Partner advanced the Partnership approximately $84,000 and $178,000, respectively, to fund operating expenses and capital improvements, respectively, at Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (8.25% as of December 31, 2005).  As a result of these loans, interest expense for the years ended December 31, 2005 and 2004 was approximately $16,000 and $5,000, respectively. At December 31, 2005, the amount of the outstanding advances and accrued interest was approximately $283,000 and is included in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 limited partnership units (the “Units”) in the Partnership representing 43.70% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Versailles on the Lake
Apartments	$ 2,242	$ 191	$ 3,847	$ 1,671

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
		And			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)
Versailles on the Lake
Apartments	$ 191	$ 5,518	$ 5,709	$ 4,381	1970	04/84	5-30 yrs

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2005	2004
Investment Property

Balance at beginning of year	$ 5,574	$ 5,402
Property improvements and replacements	135	172
Balance at end of year	$ 5,709	$ 5,574

Accumulated Depreciation

Balance at beginning of year	$ 4,103	$ 3,828
Additions charged to expense	278	275
Balance at end of year	$ 4,381	$ 4,103

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $5,808,000 and $5,668,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $4,830,000 and $4,695,000, respectively.

Note F – Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Versailles on the Lake Apartments during 2003.  The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the year ended December 31, 2004, the Partnership increased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $50,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Versailles on the Lake Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills were received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority and established a receivable of approximately $30,000 for the difference between the amount paid and the third party tax specialist estimate. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 was based on the adjusted property value. During the year ended December 31, 2005, the Partnership received a refund of approximately $30,000 related to the 2002 and 2003 tax years, as a result of its successful appeal of the reassessed property value.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

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

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2005, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units.  No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $6,000, respectively. At December 31, 2005, approximately $46,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, during the years ended December 31, 2005 and 2004 the Managing General Partner advanced the Partnership approximately $84,000 and $178,000, respectively, to fund operating expenses and capital improvements, respectively, at Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (8.25% as of December 31, 2005).  As a result of these loans, interest expense for the years ended December 31, 2005 and 2004 was approximately $16,000 and $5,000, respectively. At December 31, 2005, the amount of the outstanding advances and accrued interest was approximately $283,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 Units in the Partnership representing 43.70% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 for each of the years 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $5,000 and $6,000 for 2005 and 2004, respectively.

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

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

Date: March 29, 2006

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

Date: March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.