Form 10QSB
period 2006-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2006-05-15
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 38
Receivables and deposits		352
Other assets		65
Investment property:
Land	$ 191
Buildings and related personal property	5,532
	5,723
Less accumulated depreciation	(4,451)	1,272

		$ 1,727
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 27
Tenant security deposit liabilities		20
Accrued property taxes		112
Other liabilities		72
Due to affiliates (Note B)		646
Mortgage note payable		2,227

Partners' Deficit
General partners	$ (31)
Limited partners (751.59 units issued and
outstanding)	(1,346)	(1,377)

		$ 1,727

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 214	$ 213
Other income	32	22
Total revenues	246	235

Expenses:
Operating	151	145
General and administrative	18	17
Depreciation	70	69
Interest	41	27
Property taxes	23	21
Total expenses	303	279

Net loss	$ (57)	$ (44)

Net loss allocated to general partners (5%)	$ (3)	$ (2)

Net loss allocated to limited partners (95%)	(54)	(42)

Net loss	$ (57)	$ (44)

Net loss per limited partnership unit	$(71.85)	$(55.88)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2005	751.59	$ (28)	$(1,292)	$(1,320)

Net loss for the three months
ended March 31, 2006	--	(3)	(54)	(57)

Partners' deficit at
March 31, 2006	751.59	$ (31)	$(1,346)	$(1,377)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (57)	$ (44)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	70	69
Amortization of loan costs	3	3
Change in accounts:
Receivables and deposits	(30)	(26)
Other assets	(16)	16
Accounts payable	9	25
Tenant security deposit liabilities	3	3
Accrued property taxes	23	21
Other liabilities	15	(3)
Due to affiliates	(4)	14

Net cash provided by operating activities	16	78

Cash flows used in investing activities:
Property improvements and replacements	(14)	(75)

Cash flows from financing activities:
Payments on mortgage note payable	(15)	(15)
Advances from affiliate	--	14

Net cash used in financing activities	(15)	(1)

Net (decrease) increase in cash and cash equivalents	(13)	2

Cash and cash equivalents at beginning of period	51	39
Cash and cash equivalents at end of period	$ 38	$ 41

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 33	$ 20

At December 31, 2004, approximately $38,000 in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2005.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $13,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $10,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $8,000, respectively.  At March 31, 2006, approximately $36,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005 the Managing General Partner advanced the Partnership approximately $14,000 to fund operating expenses at Versailles on The Lake Apartments. There were no such advances during the three months ended March 31, 2006. Interest is charged at the prime rate plus 1% (8.75% as of March 31, 2006). Interest expense on advances from an affiliate of the Managing General Partner for the three months ended March 31, 2006 and 2005 was approximately $6,000 and $3,000, respectively.  At March 31, 2006, the amount of the outstanding advances and accrued interest was approximately $289,000 and is included in due to affiliates.

The Partnership is liable to an affiliate of the Managing General Partner through common ownership for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments both of which were sold in previous years. The total amount of approximately $321,000 is included on the accompanying balance sheet in due to affiliates. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $16,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
	2006	2005
Versailles on the Lake Apartments
Fort Wayne, Indiana	94%	95%

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $57,000, compared to approximately $44,000 for the three months ended March 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in both operating and interest expenses.  General and administrative, depreciation, and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in utilities and contract services, partially offset by decreases in advertising expenses and fees charged during 2005 related to the Partnership’s successful appeal of the assessed value of the Partnership’s investment property. The increase in interest expense is primarily a result of a higher variable interest rate on the mortgage encumbering the property.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in other income.  Rental income remained relatively constant for the comparable periods.  The increase in other income is primarily due to increases in lease cancellation and cleaning and damage fees at the Partnership’s investment property.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $38,000, compared to approximately $41,000 at March 31, 2005.  The decrease in cash and cash equivalents of approximately $13,000, from December 31, 2005, is due to approximately $15,000 of cash used in financing activities and approximately $14,000 of cash used in investing activities, partially offset by approximately $16,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $14,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of floor covering replacement. These improvements were funded from property operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,227,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years.  After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the three months ended March 31, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 328.45 limited partnership units (the "Units") in the Partnership representing 43.70% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.