Form 10KSB
period 2006-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2007-03-16
CIK 721673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,018,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to own and operate existing residential real estate properties for investment. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to 2003.  The Partnership continues to own and operate one investment property as of December 31, 2006.  See "Item 2. Description of Property".

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

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2006 and 2005.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Versailles on the
Lake Apartments	$ 6,174	$ 4,675	5-30 yrs	S/L	$1,296

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,180	(1)	30 yrs	9/15/07	$ 2,139

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 105 basis points.  The rate at December 31, 2006 was 6.30%.

(2)

See “Note B – Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Versailles on the Lake Apartments	$5,986	$5,858	96%	96%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Taxes	Rate
	(in thousands)

Versailles on the Lake Apartments	$ 90*	2.59%

*Amount per 2005 billings.  Taxes are paid a year in arrears.

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2006, the Partnership completed approximately $465,000 of capital improvements at the property, consisting primarily of roof replacement, parking area upgrades, light fixtures, garage and carport improvements, air conditioning upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the “Units”) aggregating $15,008,000. As of December 31, 2006, there were 544 holders of record owning an aggregate of 751.59 Units.  Affiliates of the Managing General Partner owned 339.45 Units or 45.16% at December 31, 2006.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $278,000 as compared to a net loss of approximately $190,000 for the year ended December 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, depreciation and interest expenses.  General and administrative and property tax expenses remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in maintenance supplies, training and travel expenses and cleanup costs related to minor flooding which affected three units at the Partnership’s investment property.  The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months. The increase in interest expense is primarily due to an increase in the variable interest rate on the mortgage encumbering the property and an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher outstanding balance and an increase in the interest rate on such advances. Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to an increase in the average rental rate at the Partnership’s investment property.  The increase in other income is due to increases in resident utility reimbursements and lease cancellation fees at the property.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $30,000, compared to approximately $51,000 at December 31, 2005.  The decrease in cash and cash equivalents of approximately $21,000 is due to approximately $449,000 of cash used in investing activities, partially offset by approximately $301,000 of cash provided by financing activities and approximately $127,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,180,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years.  After that period, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007.  Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate I, L.P.

We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 30
Receivables and deposits		332
Other assets		41
Investment property (Notes B and E):
Land	$ 191
Buildings and related personal property	5,983
	6,174
Less accumulated depreciation	(4,675)	1,499

		$ 1,902
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 65
Tenant security deposit liabilities		24
Accrued property taxes		92
Other liabilities		67
Due to affiliates (Note D)		1,072
Mortgage note payable (Note B)		2,180

Partners' Deficit
General partners	$ (42)
Limited partners (751.59 units issued and
outstanding)	(1,556)	(1,598)

		$ 1,902

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 888	$ 878
Other income	130	102
Total revenues	1,018	980

Expenses:
Operating	637	587
General and administrative	76	79
Depreciation	294	278
Interest	195	131
Property taxes	94	95
Total expenses	1,296	1,170

Net loss (Note C)	$ (278)	$ (190)

Net loss allocated to general partners (5%)	$ (14)	$ (10)

Net loss allocated to limited partners (95%)	(264)	(180)
	$ (278)	$ (190)

Net loss per limited partnership unit	$(351.26)	$(239.49)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2004	751.59	$ (18)	$(1,112)	$(1,130)

Net loss for the year ended
December 31, 2005	--	(10)	(180)	(190)

Partners' deficit at
December 31, 2005	751.59	(28)	(1,292)	(1,320)

Net loss for the year ended
December 31, 2006	--	(14)	(264)	(278)

Partners' deficit at
December 31, 2006	751.59	$ (42)	$(1,556)	$(1,598)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (278)	$ (190)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	294	278
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	(10)	(23)
Other assets	(3)	36
Accounts payable	31	16
Tenant security deposit liabilities	7	2
Due to affiliates	59	44
Accrued property taxes	3	8
Other liabilities	10	(23)
Net cash provided by operating activities	127	162

Cash flows used in investing activities:
Property improvements and replacements	(449)	(173)

Cash flows from financing activities:
Payments on mortgage note payable	(62)	(61)
Advances from affiliate	363	84
Net cash provided by financing activities	301	23

Net (decrease) increase in cash and cash equivalents	(21)	12
Cash and cash equivalents at beginning of year	51	39
Cash and cash equivalents at end of year	$ 30	$ 51
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 142	$ 95
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ --

At December 31, 2004, approximately $38,000, in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties.  As of December 31, 2006, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $25,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $32,000 and $31,000 for the years ended December 31, 2006 and 2005, respectively.

Deferred Costs: At December 31, 2006, loan costs of approximately $68,000, net of accumulated amortization of approximately $59,000, are included in other assets and are being amortized over the term of the related loan agreement. Amortization expense for each of the years ended December 31, 2006 and 2005 was approximately $14,000 and is included in interest expense. Amortization expense is expected to be approximately $9,000 for 2007.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Derivative Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

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

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,180	$ 11	(1)	9/15/07	$ 2,139

(1)  Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate at December 31, 2006 was 6.30%.

The mortgage is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 105 basis points.  The rate was 6.30% at December 31, 2006 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 2,180

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (278)	$ (190)
Add (deduct):
Depreciation differences	146	143
Unearned income	3	(12)
Other	15	(5)
Federal taxable loss	$ (114)	$ (64)
Federal taxable income per limited
partnership unit (1)	$ 422.48	$ 133.40

(1)

For 2006 and 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2006 (in thousands):

2006
Net liabilities as reported	$ (1,598)
Differences in basis of assets and liabilities:
Buildings and land	100
Accumulated depreciation	(303)
Other	53
Net liabilities - Federal tax basis	$ (1,748)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $48,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $56,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $16,000, respectively. At December 31, 2006, approximately $65,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $363,000 and $84,000, respectively, to fund operating expenses and capital improvements at Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (9.25% as of December 31, 2006).  Interest expense on advances from an affiliate of the Managing General Partner for the years ended December 31, 2006 and 2005 was approximately $40,000 and $16,000, respectively. At December 31, 2006, the amount of the outstanding advances and accrued interest was approximately $686,000 and is included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $23,000 to fund operating expenses at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $16,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the “Units”) in the Partnership representing 45.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Versailles on the Lake
Apartments	$ 2,180	$ 191	$ 3,847	$ 2,136

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

Buildings
		And			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)
Versailles on the Lake
Apartments	$ 191	$ 5,983	$ 6,174	$ 4,675	1970	04/84	5-30 yrs

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2006	2005
Investment Property

Balance at beginning of year	$ 5,709	$ 5,574
Property improvements and replacements	465	135
Balance at end of year	$ 6,174	$ 5,709

Accumulated Depreciation

Balance at beginning of year	$ 4,381	$ 4,103
Additions charged to expense	294	278
Balance at end of year	$ 4,675	$ 4,381

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $6,274,000 and $5,808,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $4,978,000 and $4,830,000, respectively.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.	235.05	31.27%
(an affiliate of AIMCO)
Cooper River Properties, L.L.C.	85.65	11.40%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	18.50	2.46%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	.25	0.03%
(an affiliate of AIMCO)

Cooper River Properties, L.L.C., AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2006, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units.  No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

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

The Partnership paid to such affiliates approximately $50,000 and $48,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $56,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $16,000, respectively. At December 31, 2006, approximately $65,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $363,000 and $84,000, respectively, to fund operating expenses and capital improvements at Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (9.25% as of December 31, 2006).  Interest expense on advances from an affiliate of the Managing General Partner for the years ended December 31, 2006 and 2005 was approximately $40,000 and $16,000, respectively. At December 31, 2006, the amount of the outstanding advances and accrued interest was approximately $686,000 and is included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $23,000 to fund operating expenses at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $16,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.16% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $27,000 for the years 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $5,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.