Form 10QSB
period 2007-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2007-08-14
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 25
Receivables and deposits		381
Other assets		58
Investment property:
Land	$ 191
Buildings and related personal property	6,138
	6,329
Less accumulated depreciation	(4,827)	1,502

		$ 1,966
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 36
Tenant security deposit liabilities		27
Accrued property taxes		141
Other liabilities		70
Due to affiliates (Note B)		1,294
Mortgage note payable		2,149

Partners' Deficit
General partners	$ (50)
Limited partners (751.59 units issued and
outstanding)	(1,701)	(1,751)

		$ 1,966

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 224	$ 221	$ 445	$ 435
Other income	34	34	69	66
Total revenues	258	255	514	501

Expenses:
Operating	155	149	308	300
General and administrative	23	19	44	37
Depreciation	77	70	152	140
Interest	59	44	115	85
Property taxes	24	24	48	47
Total expenses	338	306	667	609

Net loss	$ (80)	$ (51)	$ (153)	$ (108)

Net loss allocated to general
partners (5%)	$ (4)	$ (3)	$ (8)	$ (5)

Net loss allocated to limited
partners (95%)	(76)	(48)	(145)	(103)

	$ (80)	$ (51)	$ (153)	$ (108)

Net loss per limited partnership unit	$(101.12)	$ (63.86)	$(192.92)	$(137.04)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2006	751.59	$ (42)	$(1,556)	$(1,598)

Net loss for the six months
ended June 30, 2007	--	(8)	(145)	(153)

Partners' deficit at
June 30, 2007	751.59	$ (50)	$(1,701)	$(1,751)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (153)	$ (108)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	152	140
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(49)	(16)
Other assets	(24)	(17)
Accounts payable	(30)	(3)
Tenant security deposit liabilities	3	7
Due to affiliates	60	10
Accrued property taxes	49	2
Other liabilities	3	20

Net cash provided by operating activities	18	42

Cash flows used in investing activities:
Property improvements and replacements	(154)	(27)

Cash flows from financing activities:
Payments on mortgage note payable	(31)	(30)
Advances from affiliate	162	24

Net cash provided by (used in) financing activities	131	(6)

Net (decrease) increase in cash and cash equivalents	(5)	9

Cash and cash equivalents at beginning of period	30	51
Cash and cash equivalents at end of period	$ 25	$ 60

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 70	$ 68
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 17	$ 141

At December 31, 2006 approximately $16,000 in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2007.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $25,000 and $24,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $35,000 and $17,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $1,000, respectively.  At June 30, 2007, approximately $89,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $162,000 and $24,000, respectively, to fund operating expenses and capital improvements at Versailles on The Lake Apartments. Interest is charged at the prime rate plus 1% (9.25% as of June 30, 2007). Interest expense on advances from an affiliate of the Managing General Partner for the six months ended June 30, 2007 and 2006 was approximately $36,000 and $12,000, respectively.  At June 30, 2007, the amount of the outstanding advances and accrued interest was approximately $884,000 and is included in due to affiliates. Subsequent to June 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $14,000 to fund operating expenses at the Partnership’s investment property.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $34,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $80,000 and $153,000, respectively, compared to net loss of approximately $51,000 and $108,000 for the three and six months ended June 30, 2006.  The increase in net loss for the three months ended June 30, 2007 is due to an increase in total expenses. The increase in net loss for the six months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for both periods is due to increases in operating, general and administrative, depreciation and interest expenses.  Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses for the three months ended June 30, 2007 is primarily due to an increase in repairs and maintenance expense at the Partnership’s investment property. The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in advertising and repairs and maintenance expense and snow removal costs at the property. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. The increase in interest expense for both periods is a result of a higher variable interest rate on the mortgage encumbering the property and an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding balance.

General and administrative expenses increased for both periods primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2007, as both rental and other income remained relatively constant. The increase in total revenues for the six months ended June 30, 2007 is due to an increase in rental income. The increase in rental income is primarily due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy at the Partnership’s investment property.  Other income remained relatively constant for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $25,000, compared to approximately $60,000 at June 30, 2006.  The decrease in cash and cash equivalents of approximately $5,000, from December 31, 2006, is due to approximately $154,000 of cash used in investing activities, partially offset by approximately $131,000 of cash provided by financing activities and approximately $18,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $155,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of foundation waterproofing, lighting upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,149,000 is being amortized over 360 months with a balloon payment of approximately $2,139,000 due in September 2007. The Managing General Partner has the option to extend the maturity of this loan for another five years.  The Managing General Partner will either exercise its option to extend the maturity of the loan or attempt to refinance such indebtedness and/or sell the property prior to the maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the six months ended June 30, 2007 and 2006.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.16% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate I, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.