Form 10QSB
period 2007-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2007-11-13
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 220
Receivables and deposits		352
Other assets		79
Investment property:
Land	$ 191
Buildings and related personal property	6,176
	6,367
Less accumulated depreciation	(4,903)
		1,464
		$ 2,115
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 54
Tenant security deposit liabilities		26
Accrued property taxes		122
Other liabilities		73
Due to affiliates (Note B)		1,280
Mortgage note payable (Note C)		2,405

Partners' Deficit
General partners	$ (54)
Limited partners (751.59 units issued and
outstanding)	(1,791)	(1,845)
		$ 2,115

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 230	$ 227	$ 675	$ 662
Other income	44	30	113	96
Total revenues	274	257	788	758

Expenses:
Operating	175	166	483	466
General and administrative	24	20	68	57
Depreciation	76	76	228	216
Interest	67	54	182	139
Property taxes	26	24	74	71
Total expenses	368	340	1,035	949

Net loss	$ (94)	$ (83)	$ (247)	$ (191)

Net loss allocated to general
partners (5%)	$ (5)	$ (4)	$ (12)	$ (10)

Net loss allocated to limited
partners (95%)	(89)	(79)	(235)	(181)

	$ (94)	$ (83)	$ (247)	$ (191)

Net loss per limited partnership unit	$(118.42)	$(105.11)	$(312.67)	$(240.82)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2006	751.59	$ (42)	$(1,556)	$(1,598)

Net loss for the nine months
ended September 30, 2007	--	(12)	(235)	(247)

Partners' deficit at
September 30, 2007	751.59	$ (54)	$(1,791)	$(1,845)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (247)	$ (191)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	228	216
Amortization of loan costs	9	10
Change in accounts:
Receivables and deposits	(20)	(23)
Other assets	(7)	(12)
Accounts payable	(9)	4
Tenant security deposit liabilities	2	8
Due to affiliates	(8)	32
Accrued property taxes	30	25
Other liabilities	6	26
Net cash (used in) provided by operating activities	(16)	95

Cash flows used in investing activities:
Property improvements and replacements	(195)	(400)

Cash flows from financing activities:
Payments on mortgage note payable	(42)	(46)
Repayment of mortgage note payable	(2,138)	--
Proceeds from mortgage note payable	2,405	--
Loan costs paid	(40)	--
Advances from affiliate	216	332
Net cash provided by financing activities	401	286

Net increase (decrease) in cash and cash equivalents	190	(19)

Cash and cash equivalents at beginning of period	30	51
Cash and cash equivalents at end of period	$ 220	$ 32

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 102	$ 106
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 36

At December 31, 2006, approximately $16,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2007.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $37,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $56,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $30,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $216,000 and $332,000, respectively, to fund operating expenses, capital improvements and fees associated with the refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest is charged at the prime rate plus 1% (8.75% as of September 30, 2007). Interest expense on advances from an affiliate of the Managing General Partner for the nine months ended September 30, 2007 and 2006 was approximately $57,000 and $24,000, respectively.  At September 30, 2007, the amount of the outstanding advances and accrued interest is approximately $959,000 and is included on the accompanying balance sheet in due to affiliates.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Refinancing of Mortgage Note Payable

On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $40,000 were capitalized and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
	2007	2006
Versailles on the Lake Apartments
Fort Wayne, Indiana	95%	96%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $94,000 and $247,000, respectively, compared to net loss of approximately $83,000 and $191,000, respectively, for the three and nine months ended September 30, 2006.  The increase in net loss for both the three and nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for both periods is due to increases in operating, general and administrative and interest expenses.  The increase in total expenses for the nine months ended September 30, 2007 is also due to an increase in depreciation expense, which remained constant for the three months ended September 30, 2007.  Property tax expense remained relatively constant for both the three and nine months ended September 30, 2007.

The increase in operating expenses for both periods is primarily due to increases in utility and payroll related expenses at the Partnership’s investment property.  Also contributing to the increase in operating expenses for the nine months ended September 30, 2007 were increases in routine repairs and maintenance expense, maintenance supplies, and snow removal expenses at the property. The increase in interest expense for both periods is primarily a result of an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding balance.  The increase in depreciation expense for the nine months ended September 30, 2007 is due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months.

The increase in general and administrative expense for both the three and nine months ended September 30, 2007 is primarily due to an increase in professional expenses associated with the administration of the Partnership.  Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2007 was an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended September 30, 2007 is due to an increase in other income.  Rental income remained relatively constant for the three months ended September 30, 2007.  The increase in total revenues for the nine months ended September 30, 2007 is due to increases in both rental and other income. The increase in rental income for the nine months ended September 30, 2007 is primarily due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy at the property.  The increase in other income for both periods is primarily due to an increase in utility reimbursements at the property.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $220,000, compared to approximately $32,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $190,000 from December 31, 2006, is due to approximately $401,000 of cash provided by financing activities, partially offset by approximately $195,000 and $16,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Versailles on the Lake Apartments and advances received from an affiliate of the Managing General Partner, partially offset by the repayment of the previous mortgage encumbering Versailles on the Lake Apartments, payments of principal made on the mortgage encumbering the Partnership’s investment property and loan costs paid.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $216,000 and $332,000, respectively, to fund operating expenses, capital improvements and fees associated with the refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest is charged at the prime rate plus 1% (8.75% as of September 30, 2007). Interest expense on advances from an affiliate of the Managing General Partner for the nine months ended September 30, 2007 and 2006 was approximately $57,000 and $24,000, respectively.  At September 30, 2007, the amount of the outstanding advances and accrued interest is approximately $959,000 and is included in due to affiliates.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $193,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of foundation waterproofing, lighting upgrades, water heaters and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $40,000 were capitalized and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.  Subsequent to September 30, 2007, the Partnership solicited consent from the limited partners to extend the term of the Partnership to December 31, 2023.  Such consent solicitation expires on November 30, 2007.

There were no distributions to the partners during the nine months ended September 30, 2007 and 2006.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.16% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2007, the Partnership filed an information statement soliciting the consent of the holders of limited partnership units to extend the term of the Partnership from December 31, 2007 to December 31, 2023.  If the amendment to extend the term of the Partnership is not adopted, the Partnership will terminate on December 31, 2007, and the Managing General Partner will liquidate the assets of the Partnership.  The consent solicitation expires on November 30, 2007.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10X

Mortgage, Security Agreement and Fixture Filing, dated September 21, 2007, between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007.

10Y

Secured Promissory Note, dated September 21, 2007, between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007.

10Z

Carveout Guarantee and Indemnity Agreement, dated September 21, 2007, between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007.

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