Form 10KSB
period 2007-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2008-03-26
CIK 721673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,067,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the Limited Partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.

Description of Business

Davidson Diversified Real Estate I, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in January 1983.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation (the "Managing General Partner"); Diversified Equities, Limited, a Tennessee limited partnership (the "Associate General Partner"); and David W. Talley (the "Individual General Partner") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The offering of the Partnership's limited partnership units (the "Units") commenced on November 16, 1983, and terminated on September 14, 1984.  The Partnership received gross proceeds from the offering of $15,008,000 and net proceeds of $13,507,200. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership's business is to own and operate existing residential real estate properties for investment. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to 2006.  The Partnership continues to own and operate one investment property as of December 31, 2007.  See "Item 2. Description of Property".

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

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Versailles on the
Lake Apartments	$ 6,382	$ 4,979	5-30 yrs	S/L	$1,345

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,405	(1)	(2)	10/01/2010	$ 2,405

(1)

Adjustable rate based on the one-month LIBOR rate plus 0.78% to 0.98% depending upon certain performance criteria. The rate at December 31, 2007 was 6.01%.

(2)

Interest only payments.

(3)

See “Note B – Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements" for other specific details about the loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2007 and 2006 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Versailles on the Lake Apartments	$6,104	$5,986	95%	96%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Taxes	Rate
	(in thousands)

Versailles on the Lake Apartments	$ 88*	2.48%

*Amount per 2006 billings.  Taxes are paid a year in arrears.

Capital Improvements

Versailles on the Lake Apartments

During the year ended December 31, 2007, the Partnership completed approximately $208,000 of capital improvements at the property, consisting primarily of foundation waterproofing, lighting upgrades, water heaters and floor covering replacement. These improvements were funded from operations and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

On October 25, 2007, the Partnership filed an information statement soliciting the consent of the holders of limited partnership units to extend the term of the Partnership from December 31, 2007 to December 31, 2023. The written consent expired on November 30, 2007 pursuant to its terms, with approval of the amendment being received.  Accordingly, on December 28, 2007, the Partnership Agreement was amended to extend the termination date to December 31, 2023.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the “Units”) aggregating $15,008,000. As of December 31, 2007, there were 543 holders of record owning an aggregate of 751.09 Units.  Affiliates of the Managing General Partner owned 339.45 Units or 45.19% at December 31, 2007.

There were no distributions to the partners during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2008 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $339,000 as compared to a net loss of approximately $278,000 for the year ended December 31, 2006.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, general and administrative and interest expenses.  Depreciation and property tax expenses remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in maintenance supplies, snow removal costs, salaries and related benefits and training costs at the Partnership’s investment property. The increase in interest expense is primarily due to an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher average outstanding balance. The increase in general and administrative expenses is primarily due to increases in professional expenses associated with the administration of the Partnership, management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to an increase in the average rental rate and reduced bad debt expense, partially offset by a decrease in occupancy at Versailles on the Lake Apartments.  The increase in other income is primarily due to an increase in resident utility reimbursements at the property.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $88,000, compared to approximately $30,000 at December 31, 2006.  The increase in cash and cash equivalents of approximately $58,000 is due to approximately $389,000 of cash provided by financing activities, partially offset by approximately $224,000 and $107,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Versailles on the Lake Apartments and advances received from an affiliate of the Managing General Partner, partially offset by the repayment of the previous mortgage encumbering Versailles on the Lake Apartments, loan costs paid and payments of principal made on the previous mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $216,000 and $363,000, respectively, to fund operating expenses, capital improvements and fees associated with the refinancing of the mortgage encumbering Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (8.25% as of December 31, 2007).  Interest expense on advances from AIMCO Properties, L.P. for the years ended December 31, 2007 and 2006 was approximately $77,000 and $40,000, respectively. During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding advances and accrued interest is approximately $879,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $52,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.  Loan costs associated with the previous mortgage were fully amortized.

There were no distributions to the partners during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate I, L.P.

We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 88
Receivables and deposits		318
Other assets		76
Investment property (Notes B and E):
Land	$ 191
Buildings and related personal property	6,191
	6,382
Less accumulated depreciation	(4,979)	1,403

		$ 1,885
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 14
Tenant security deposit liabilities		27
Accrued property taxes		98
Other liabilities		78
Due to affiliates (Note D)		1,200
Mortgage note payable (Note B)		2,405

Partners' Deficit
General partners	$ (59)
Limited partners (751.09 units issued and
outstanding)	(1,878)	(1,937)

		$ 1,885

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 908	$ 888
Other income	159	130
Total revenues	1,067	1,018

Expenses:
Operating	671	637
General and administrative	98	76
Depreciation	304	294
Interest	238	195
Property taxes	95	94
Total expenses	1,406	1,296

Net loss (Note C)	$ (339)	$ (278)

Net loss allocated to general partners (5%)	$ (17)	$ (14)

Net loss allocated to limited partners (95%)	(322)	(264)
	$ (339)	$ (278)

Net loss per limited partnership unit	$(428.43)	$(351.26)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2005	751.59	$ (28)	$(1,292)	$(1,320)

Net loss for the year ended
December 31, 2006	--	(14)	(264)	(278)

Partners' deficit at
December 31, 2006	751.59	(42)	(1,556)	(1,598)

Abandonment of Units (Note A)	(0.50)	--	--	--

Net loss for the year ended
December 31, 2007	--	(17)	(322)	(339)

Partners' deficit at
December 31, 2007	751.09	$ (59)	$(1,878)	$(1,937)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (339)	$ (278)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	304	294
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	14	(10)
Other assets	3	(3)
Accounts payable	(35)	31
Tenant security deposit liabilities	3	7
Due to affiliates	(88)	59
Accrued property taxes	6	3
Other liabilities	11	10
Net cash (used in) provided by operating activities	(107)	127

Cash flows used in investing activities:
Property improvements and replacements	(224)	(449)

Cash flows from financing activities:
Payments on mortgage note payable	(42)	(62)
Repayment of mortgage note payable	(2,138)	--
Proceeds from mortgage note payable	2,405	--
Loan costs paid	(52)	--
Advances from affiliate	216	363
Net cash provided by financing activities	389	301

Net increase (decrease) in cash and cash equivalents	58	(21)
Cash and cash equivalents at beginning of year	30	51
Cash and cash equivalents at end of year	$ 88	$ 30
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 220	$ 142
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 16

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized on January 14, 1983, to acquire and operate residential real estate properties.  As of December 31, 2007, the Partnership operates one residential property, located in Ft. Wayne, Indiana. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

Abandoned Units:  During 2007, the number of limited partnership units (the “Units”) decreased by 0.50 Units due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Allocations to Partners: Net loss from operations of the Partnership and taxable (loss) income are allocated 95% to the limited partners and 5% to the general partners. Net loss per limited partnership unit was computed by dividing the net loss allocated to the limited partners by 751.59 Units for both 2007 and 2006. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the Partnership Agreement.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $68,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $40,000 and $32,000 for the years ended December 31, 2007 and 2006, respectively.

Deferred Costs: At December 31, 2007, loan costs of approximately $52,000, net of accumulated amortization of approximately $5,000, are included in other assets and are being amortized over the term of the related loan agreement. Amortization expense for each of the years ended December 31, 2007 and 2006 was approximately $14,000 and is included in interest expense. Amortization expense is expected to be approximately $17,000 for both 2008 and 2009 and approximately $13,000 for 2010.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt approximates its carrying balance.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Note Payable

	Principal			Principal
	Balance At	Stated		Balance
	December 31,	Interest	Maturity	Due At
Property	2007	Rate	Date	Maturity
	(in thousands)			(in thousands)
Versailles on the Lake
Apartments
1st mortgage	$ 2,405	(1)	10/01/10	$ 2,405

(1)

Adjustable rate based on the one-month LIBOR rate plus 0.78% to 0.98% depending upon certain performance criteria. The rate at December 31, 2007 was 6.01%.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $52,000 were capitalized and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the investment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ --
2009	--
2010	2,405
$ 2,405

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006

Net loss as reported	$ (339)	$ (278)
Add (deduct):
Depreciation differences	146	146
Unearned income	(5)	3
Other	(24)	15
Federal taxable loss	$ (222)	$ (114)
Federal taxable (loss) income per limited
partnership unit (1)	$ (245.42)	$ 422.48

(1)

For 2007 and 2006, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2007 (in thousands):

2007
Net liabilities as reported	$ (1,937)
Differences in basis of assets and liabilities:
Buildings and land	99
Accumulated depreciation	(157)
Other	25
Net liabilities - Federal tax basis	$ (1,970)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $50,000, respectively.

In accordance with the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $216,000 and $363,000, respectively, to fund operating expenses, capital improvements and fees associated with the refinancing of the mortgage encumbering Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (8.25% as of December 31, 2007).  Interest expense on advances from AIMCO Properties, L.P. for the years ended December 31, 2007 and 2006 was approximately $77,000 and $40,000, respectively. During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding advances and accrued interest is approximately $879,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Versailles on the Lake
Apartments	$ 2,405	$ 191	$ 3,847	$ 2,344

Gross Amount At Which Carried
At December 31, 2007
(in thousands)

Buildings
		And			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)
Versailles on the Lake
Apartments	$ 191	$ 6,191	$ 6,382	$ 4,979	1970	04/84	5-30 yrs

Reconciliation of "investment property and accumulated depreciation" (in thousands):

	Years Ended December 31,
	2007	2006
Investment Property

Balance at beginning of year	$ 6,174	$ 5,709
Property improvements and replacements	208	465
Balance at end of year	$ 6,382	$ 6,174

Accumulated Depreciation

Balance at beginning of year	$ 4,675	$ 4,381
Additions charged to expense	304	294
Balance at end of year	$ 4,979	$ 4,675

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $6,481,000 and $6,274,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $5,136,000 and $4,978,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.	235.05	31.30%
(an affiliate of AIMCO)
Cooper River Properties, L.L.C.	85.65	11.40%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	18.50	2.46%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	.25	0.03%
(an affiliate of AIMCO)

Cooper River Properties, L.L.C., AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2007, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units.  No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $50,000, respectively.

In accordance with the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $216,000 and $363,000, respectively, to fund operating expenses, capital improvements and fees associated with the refinancing of the mortgage encumbering Versailles on the Lake Apartments. Interest is charged at the prime rate plus 1% (8.25% as of December 31, 2007).  Interest expense on advances from AIMCO Properties, L.P. for the years ended December 31, 2007 and 2006 was approximately $77,000 and $40,000, respectively. During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding advances and accrued interest is approximately $879,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $31,000 for the years 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 for each of the years 2007 and 2006.

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

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 25, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2008
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

3C

Amendment No. 2 dated December 28, 2007 to the Partnership Agreement.

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