Form 10-Q
period 2008-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2008-05-12
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 114	$ 88
Receivables and deposits	317	318
Other assets	89	76
Investment property:
Land	191	191
Buildings and related personal property	6,214	6,191
	6,405	6,382
Less accumulated depreciation	(5,054)	(4,979)
	1,351	1,403

	$ 1,871	$ 1,885
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 15	$ 14
Tenant security deposit liabilities	28	27
Accrued property taxes	120	98
Other liabilities	93	78
Due to affiliates (Note B)	1,225	1,200
Mortgage note payable	2,405	2,405
	3,886	3,822

Partners' Deficit
General partners	(63)	(59)
Limited partners (751.09 units issued and
outstanding)	(1,952)	(1,878)
	(2,015)	(1,937)

	$ 1,871	$ 1,885

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$ 228	$ 221
Other income	39	35
Total revenues	267	256

Expenses:
Operating	177	153
General and administrative	24	21
Depreciation	75	75
Interest	47	56
Property taxes	22	24
Total expenses	345	329

Net loss	$ (78)	$ (73)

Net loss allocated to general partners (5%)	$ (4)	$ (4)

Net loss allocated to limited partners (95%)	(74)	(69)
	$ (78)	$ (73)

Net loss per limited partnership unit	$(98.52)	$(91.81)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2007	751.09	$ (59)	$(1,878)	$(1,937)

Net loss for the three months
ended March 31, 2008	--	(4)	(74)	(78)

Partners' deficit at
March 31, 2008	751.09	$ (63)	$(1,952)	$(2,015)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (78)	$ (73)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	75	75
Amortization of loan costs	4	3
Change in accounts:
Receivables and deposits	1	(18)
Other assets	(17)	(20)
Accounts payable	1	15
Tenant security deposit liabilities	1	--
Accrued property taxes	22	25
Other liabilities	15	4
Due to affiliates	25	27
Net cash provided by operating activities	49	38

Cash flows used in investing activities:
Property improvements and replacements	(23)	(107)

Cash flows from financing activities:
Payments on mortgage note payable	--	(16)
Advances from affiliate	--	78
Net cash provided by financing activities	--	62

Net increase (decrease) in cash and cash equivalents	26	(7)

Cash and cash equivalents at beginning of period	88	30
Cash and cash equivalents at end of period	$ 114	$ 23

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 32	$ 34
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 20

At December 31, 2006, approximately $16,000 in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2007.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 and $13,000 for the three months ended March 31, 2008 and 2007 respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $10,000 and $13,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $3,000, respectively.  At March 31, 2008, approximately $9,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates. There were no outstanding balances due at December 31, 2007.

In accordance with the Partnership Agreement, during the three months ended March 31, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $78,000 to fund operating expenses and capital improvements at Versailles on The Lake Apartments. There were no such advances during the three months ended March 31, 2008. Interest is charged at the prime rate plus 1% (6.25% as of March 31, 2008). Interest expense on advances from AIMCO Properties, L.P. for each of the three months ended March 31, 2008 and 2007 was approximately $16,000.  At March 31, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest are approximately $895,000 and $879,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the balance sheet in due to affiliates at March 31, 2008 and December 31, 2007. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for thedisposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
	2008	2007
Versailles on the Lake Apartments
Fort Wayne, Indiana	97%	94%

The Managing General Partner attributes the increase in occupancy at the Partnership’s investment property to increased retention efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 was approximately $78,000 as compared to a net loss of approximately $73,000 for the three months ended March 31, 2007.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is primarily due to an increase in operating expenses, partially offset by a decrease in interest expense.  Depreciation, property tax and general and administrative expenses remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in advertising, snow removal costs and contract services.  The decrease in interest expense is primarily due to a decrease in the interest on the debt encumbering the Partnership’s investment property as a result of decreasing interest rates.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in occupancy and the average rental rate at Versailles on the Lake Apartments.  The increase in other income is primarily due to an increase in resident utility reimbursements at the property.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $114,000, compared to approximately $23,000 at March 31, 2007.  The increase in cash and cash equivalents of approximately $26,000, from December 31, 2007, is due to approximately $49,000 of cash provided by operating activities, partially offset by approximately $23,000 of cash used in investing activities.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the three months ended March 31, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $78,000 to fund operating expenses and capital improvements at Versailles on The Lake Apartments. There were no such advances during the three months ended March 31, 2008. Interest is charged at the prime rate plus 1% (6.25% as of March 31, 2008). Interest expense on advances from AIMCO Properties, L.P. for each of the three months ended March 31, 2008 and 2007 was approximately $16,000.  At March 31, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest are approximately $895,000 and $879,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2008, the Partnership completed approximately $23,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Versailles on the Lake Apartments of approximately $2,405,000 requires payments of interest only with a balloon payment of approximately $2,405,000 due at maturity in 2010.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.19% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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