Form 10-Q
period 2008-06-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2008-08-14
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 147	$ 88
Receivables and deposits	316	318
Other assets	69	76
Investment property:
Land	191	191
Buildings and related personal property	6,274	6,191
	6,465	6,382
Less accumulated depreciation	(5,130)	(4,979)
	1,335	1,403

	$ 1,867	$ 1,885
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 18	$ 14
Tenant security deposit liabilities	28	27
Accrued property taxes	141	98
Other liabilities	96	78
Due to affiliates (Note B)	1,230	1,200
Mortgage note payable	2,405	2,405
	3,918	3,822

Partners' Deficit
General partners	(65)	(59)
Limited partners (751.09 units issued and
outstanding)	(1,986)	(1,878)
	(2,051)	(1,937)

	$ 1,867	$ 1,885

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 230	$ 224	$ 458	$ 445
Other income	37	34	76	69
Total revenues	267	258	534	514

Expenses:
Operating	147	155	324	308
General and administrative	23	23	47	44
Depreciation	76	77	151	152
Interest	39	59	86	115
Property taxes	18	24	40	48
Total expenses	303	338	648	667

Net loss	$ (36)	$ (80)	$ (114)	$ (153)

Net loss allocated to general
partners (5%)	$ (2)	$ (4)	$ (6)	$ (8)

Net loss allocated to limited
partners (95%)	(34)	(76)	(108)	(145)

	$ (36)	$ (80)	$ (114)	$ (153)

Net loss per limited partnership unit	$ (45.27)	$(101.12)	$(143.79)	$(192.92)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2007	751.09	$ (59)	$(1,878)	$(1,937)

Net loss for the six months
ended June 30, 2008	--	(6)	(108)	(114)

Partners' deficit at
June 30, 2008	751.09	$ (65)	$(1,986)	$(2,051)

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (114)	$ (153)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	151	152
Amortization of loan costs	8	7
Change in accounts:
Receivables and deposits	2	(49)
Other assets	(1)	(24)
Accounts payable	(4)	(30)
Tenant security deposit liabilities	1	3
Due to affiliates	30	60
Accrued property taxes	43	49
Other liabilities	18	3
Net cash provided by operating activities	134	18

Cash flows used in investing activities:
Property improvements and replacements	(75)	(154)

Cash flows from financing activities:
Payments on mortgage note payable	--	(31)
Advances from affiliate	--	162
Net cash provided by financing activities	--	131

Net increase (decrease) in cash and cash equivalents	59	(5)

Cash and cash equivalents at beginning of period	88	30
Cash and cash equivalents at end of period	$ 147	$ 25

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 54	$ 70
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 8	$ 17

At December 31, 2006 approximately $16,000 in property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2007.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

On June 26, 2008, the Partnership entered into a sale contract with a third party relating to the sale of Versailles on the Lake Apartments. Subsequent to June 30, 2008, the sale contract was terminated, reinstated and amended. The property is expected to sell during the third quarter of 2008 for a purchase price of approximately $4,455,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $26,000 and $25,000 for the six months ended June 30, 2008 and 2007 respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $13,000, respectively.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $162,000 to fund operating expenses and capital improvements at Versailles on The Lake Apartments. There were no such advances during the six months ended June 30, 2008. Interest is charged at the prime rate plus 1% (6.00% as of June 30, 2008). Interest expense on advances from AIMCO Properties, L.P. for the six months ended June 30, 2008 and 2007 was approximately $30,000 and $36,000, respectively.  At June 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest are approximately $909,000 and $879,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership is liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 is included on the balance sheet in due to affiliates at June 30, 2008 and December 31, 2007. Payment of the commissions will not be made to the affiliate until the limited partners have received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
	2008	2007
Versailles on the Lake Apartments
Fort Wayne, Indiana	97%	94%

The Managing General Partner attributes the increase in occupancy at the Partnership’s investment property to improved market conditions.

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

Results of Operations

On June 26, 2008, the Partnership entered into a sale contract with a third party relating to the sale of Versailles on the Lake Apartments. Subsequent to June 30, 2008, the sale contract was terminated, reinstated and amended. The property is expected to sell during the third quarter of 2008 for a purchase price of approximately $4,455,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $36,000 and $114,000, respectively, compared to net loss of approximately $80,000 and $153,000 for the three and six months ended June 30, 2007, respectively.  The decrease in net loss for the three and six months ended June 30, 2008 is due to a decrease in total expenses and an increase in total revenues. The decrease in total expenses for the three months ended June 30, 2008 is due to decreases in operating, interest and property tax expenses.  The decrease in total expenses for the six months ended June 30, 2008 is due to decreases in interest and property tax expenses, partially offset by an increase in operating expenses. General administrative and depreciation expenses remained relatively constant for the comparable periods.  The decrease in operating expenses for the three month period is primarily due to decreases in snow removal costs and contract services.  The increase in operating expenses for the six month period is primarily due to increases in advertising costs and salaries and related benefits, partially offset by a decrease in snow removal costs. The decrease in interest expense for both periods is primarily due to a decrease in the interest on the debt encumbering the Partnership’s investment property as a result of a decrease in the variable interest rate.  The decrease in property tax expense for both periods is primarily due to a decrease in the property tax rates.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2008 is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in occupancy and the average rental rate at Versailles on the Lake Apartments.  The increase in other income for both periods is primarily due to an increase in resident utility reimbursements at the property.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $147,000, compared to approximately $25,000 at June 30, 2007.  The increase in cash and cash equivalents of approximately $59,000, from December 31, 2007, is due to approximately $134,000 of cash provided by operating activities, partially offset by approximately $75,000 of cash used in investing activities.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the six months ended June 30, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $162,000 to fund operating expenses and capital improvements at Versailles on The Lake Apartments. There were no such advances during the six months ended June 30, 2008. Interest is charged at the prime rate plus 1% (6.00% as of June 30, 2008). Interest expense on advances from AIMCO Properties, L.P. for the six months ended June 30, 2008 and 2007 was approximately $30,000 and $36,000, respectively.  At June 30, 2008 and December 31, 2007, the amounts of the outstanding advances and accrued interest are approximately $909,000 and $879,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2008, the Partnership completed approximately $83,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of air conditioning unit replacements, foundation waterproofing and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

There were no distributions to the partners during the six months ended June 30, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.19% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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

10AA

Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, dated June 26, 2008, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 26, 2008.

10AB

First Amendment to and Reinstatement of Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, dated August 1, 2008, incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 28, 2008.

10AC

Second Amendment to Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, dated August 7, 2008, incorporated by reference herein.

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