Form 10-Q
period 2008-09-30
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2008-11-12
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

September 30, 2008

Assets
Cash and cash equivalents	$ 348
Receivables and deposits	94
442
Liabilities
Accounts payable	35
Other liabilities	14
Estimated costs during the period of liquidation (Note B)	45
94
Net assets in liquidation	$ 348

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

BALANCE SHEET

 (in thousands, except unit data)

December 31,
2007
(Note)
Assets
Cash and cash equivalents	$ 88
Receivables and deposits	318
Other assets	76
Investment property:
Land	191
Buildings and related personal property	6,191
6,382
Less accumulated depreciation	(4,979)
1,403

$ 1,885
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 14
Tenant security deposit liabilities	27
Accrued property taxes	98
Other liabilities	78
Due to affiliate (Note C)	1,200
Mortgage note payable	2,405
3,822

Partners' Deficit
General partners	(59)
Limited partners (751.09 units issued and
outstanding)	(1,878)
(1,937)

$ 1,885

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued
operations (Note A)
Revenues:
Rental income	136	230	594	675
Other income	48	44	124	113
Total revenues	184	274	718	788

Expenses:
Operating	167	175	491	483
General and administrative	20	24	67	68
Depreciation	51	76	202	228
Interest	25	67	111	182
Property taxes	11	26	51	74
Loss on extinguishment of debt
(Note E)	36	--	36	--
Total expenses	310	368	958	1,035

Loss from discontinued operations	(126)	(94)	(240)	(247)

Gain on sale of discontinued
operations (Notes C and E)	3,328	--	3,328	--
Net income (loss)	$ 3,202	$ (94)	$ 3,088	$ (247)

Net income (loss) allocated to
general partners	$ 65	$ (5)	$ 59	$ (12)

Net income (loss) allocated to
limited partners	3,137	(89)	3,029	(235)

	$ 3,202	$ (94)	$ 3,088	$ (247)

Per limited partnership unit:
Loss from discontinued operations	$ (159.77)	$(118.42)	$ (303.56)	$(312.67)
Gain on sale of discontinued
operations	4,336.36	--	4,336.36	--
Net income (loss)	$4,176.59	$(118.42)	$4,032.80	$(312.67)

Distribution per limited partnership
unit	$1,009.20	$ --	$1,009.20	$ --

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners' deficit at
December 31, 2007	751.09	$ (59)	$(1,878)	$(1,937)

Distribution to partners	--	--	(758)	(758)

Net income for the nine months
ended September 30, 2008	--	59	3,029	3,088

Partners' capital at
September 30, 2008	751.09	$ --	$ 393	393

Adjustment to liquidation basis				(45)

Net assets in liquidation at
September 30, 2008				$ 348

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 3,088	$ (247)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	202	228
Amortization of loan costs	11	9
Gain on sale of discontinued operations	(3,328)	--
Loss on early extinguishment of debt	36	--
Change in accounts:
Receivables and deposits	224	(20)
Other assets	29	(7)
Accounts payable	(35)	(9)
Tenant security deposit liabilities	(27)	2
Due to affiliate	(38)	(8)
Accrued property taxes	(98)	30
Other liabilities	(64)	6
Net cash used in operating activities	--	(16)

Cash flows from investing activities:
Property improvements and replacements	(97)	(195)
Net proceeds from sale of investment property	4,361	--
Net cash provided by (used in) investing
activities	4,264	(195)

Cash flows from financing activities:
Payments on mortgage note payable	--	(42)
Repayment of mortgage notes payable	(2,405)	(2,138)
Proceeds from mortgage note payable	--	2,405
Distribution to partners	(758)	--
Loan costs paid	--	(40)
Advances from affiliate	31	216
Repayment of advances from affiliate	(872)	--
Net cash (used in) provided by financing
activities	(4,004)	401

Net increase in cash and cash equivalents	260	190

Cash and cash equivalents at beginning of period	88	30
Cash and cash equivalents at end of period	$ 348	$ 220

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 73	$ 102
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 14

At December 31, 2006, approximately $16,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2007.

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of September 30, 2008, Davidson Diversified Real Estate I, L.P. (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Property”). The general partner of the Partnership is Davidson Diversified Properties, Inc. (“Managing General Partner”), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2009.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for the three and nine months ended September 30, 2008 and 2007 reflect the operations of Versailles on the Lake Apartments as loss from discontinued operations as a result of the property’s sale to a third party on August 27, 2008 (as discussed in “Note E”).

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting at September 30, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000, which is included in the Statement of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (45)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $39,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $47,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and gain on sale of discontinued operations in 2008 and general and administrative expenses and investment property in 2007. The portion of these reimbursements included in gain on sale of discontinued operations for the nine months ended September 30, 2008 and investment property for the nine months ended September 30, 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $17,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $31,000 and $216,000, respectively, to fund operating expenses, capital improvements and fees associated with the 2007 refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest was charged at the prime rate plus 1% and interest expense on advances from AIMCO Properties, L.P. for the nine months ended September 30, 2008 and 2007 was approximately $39,000 and $57,000, respectively.  At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $879,000, and was included in due to affiliate. During the nine months ended September 30, 2008 the outstanding advances and accrued interest were repaid. There were no such payments during the nine months ended September 30, 2007.

The Partnership was liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 was included on the balance sheet in due to affiliate at December 31, 2007. Payment of the commissions could not be made to the affiliate until the limited partners had received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment. During the nine months ended September 30, 2008, the Managing General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return from the sale of the Partnership’s remaining investment property. Therefore, the Managing General Partner reversed the sales commissions previously accrued and mentioned above. This amount of approximately $321,000 is included in gain on sale of discontinued operations for the three and nine months ended September 30, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note D – Refinancing of Mortgage Note Payable

On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78% and reset monthly.  The variable interest rate increased to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $52,000 were capitalized, of which approximately $40,000 was recognized during the nine months ended September 30, 2008, and were included in other assets at December 31, 2007.  Loan costs associated with the previous mortgage were fully amortized.

Note E - Disposition of Investment Property

On August 27, 2008, the Partnership sold its last remaining investment property, Versailles on the Lake Apartments, located in Fort Wayne, Indiana, to a third party for a net sales price of $4,455,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $4,361,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,405,000. The sale resulted in a gain of approximately $3,007,000 during the three and nine months ended September 30, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt during the three and nine months ended September 30, 2008 of approximately $36,000 as a result of the write off of unamortized loan costs. This amount is included in loss from discontinued operations.

Note F - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of September 30, 2008, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Versailles on the Lake Apartments, on August 27, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and nine months ended September 30, 2008 and 2007 reflect the operations of Versailles on the Lake Apartments as loss from discontinued operations due the property’s sale to a third party on August 27, 2008 (as discussed in “Item 1. Financial Statements – Note E”). Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $3,202,000 and $3,088,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of approximately $94,000 and $247,000 for the three and nine months ended September 30, 2007, respectively. The increase in net income for the three month period is due to a gain on sale of discontinued operations in 2008, partially offset by an increase in loss from discontinued operations. The increase in net income for the nine month period is due to a gain on sale of discontinued operations in 2008 and a decrease in loss from discontinued operations.

On August 27, 2008, the Partnership sold its last remaining investment property, Versailles on the Lake Apartments, located in Fort Wayne, Indiana, to a third party for a net sales price of $4,455,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $4,361,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,405,000. The sale resulted in a gain of approximately $3,007,000 during the three and nine months ended September 30, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt during the three and nine months ended September 30, 2008 of approximately $36,000 as a result of the write off of unamortized loan costs. This amount is included in loss from discontinued operations.

Excluding the impact of the gain on sale of discontinued operations in 2008, the Partnership’s loss from discontinued operations for the three and nine months ended September 30, 2008 was approximately $126,000 and $240,000, respectively, compared to loss from discontinued operations of approximately $94,000 and $247,000 for the three and nine months ended September 30, 2007, respectively. The increase in loss from discontinued operations for the three months ended September 30, 2008 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in loss from discontinued operations for the nine months ended September 30, 2008 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses for both periods is due to decreases in depreciation, interest and property tax expenses, partially offset by loss on early extinguishment of debt in 2008 as a result of the sale of Versailles on the Lake Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three and nine months ended September 30, 2008 is primarily due to a decrease in rental income as a result of the sale of Versailles on the Lake Apartments in August 2008.

Liquidity and Capital Resources

The Partnership expects to liquidate by September 30, 2009 due to the sale of its remaining property and there are no other capital sources available to the Partnership.

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $348,000, compared to approximately $220,000 at September 30, 2007.  The increase in cash and cash equivalents of approximately $260,000, from December 31, 2007, is due to approximately $4,264,000 of cash provided by investing activities, partially offset by approximately $4,004,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Versailles on the Lake Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage note payable as a result of the sale of Versailles on the Lake Apartments, repayments of advances from affiliate and distributions paid to partners, partially offset by advances received from affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $31,000 and $216,000, respectively, to fund operating expenses, capital improvements and fees associated with the 2007 refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest was charged at the prime rate plus 1% and interest expense on advances from AIMCO Properties, L.P. for the nine months ended September 30, 2008 and 2007 was approximately $39,000 and $57,000, respectively.  At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $879,000 and was included in due to affiliate. During the nine months ended September 30, 2008 the outstanding advances and accrued interest were repaid. There were no such payments during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, the Partnership completed approximately $97,000 of capital improvements at Versailles on the Lake Apartments, consisting primarily of water heater replacements, foundation waterproofing and floor covering replacement. These improvements were funded from operations and advances from an affiliate. The property was sold to a third party on August 27, 2008.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at September 30, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000, which is included in the Statement of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (45)

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007	Unit

Sale(1)	$ 758	$1,009.20	$ --	$ --

(1)   Distribution consists of sale proceeds from the August 2008 sale of Versailles on the Lake Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.19% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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

10AA             Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 26, 2008.

10AB             First Amendment to and Reinstatement of Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 28, 2008.

10AC             Second Amendment to Purchase and Sale Contract between Davidson Diversified Real Estate I, L.P., a Delaware limited partnership, and VL Apartments, LLC, an Indiana limited liability company, incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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