Form 10-K
period 2008-12-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2009-03-25
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

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

The Partnership's business was to own and operate existing residential real estate properties for investment. All of the net proceeds of the offering were invested in six properties, five of which had been sold or foreclosed upon prior to 2007.  The Partnership sold its last remaining investment property in August 2008.

As of September 30, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of the remaining investment property in August 2008. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2009.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such management services for the years ended December 31, 2008 and 2007.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Item 2.     Property.

At December 31, 2008, the Partnership had no investment properties.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, offered and sold 751.84 Limited Partnership Units (the “Units”) aggregating $15,008,000. As of December 31, 2008, there were 531 holders of record owning an aggregate of 751.09 Units.  Affiliates of the Managing General Partner owned 339.45 Units or 45.19% at December 31, 2008.

The Partnership distributed the following amounts during 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Sale(1)	$ 758	$1,009.20	$ --	$ --

(1)   Distribution consists of sale proceeds from the August 2008 sale of Versailles on the Lake Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of September 30, 2008, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Versailles on the Lake Apartments, on August 27, 2008.

On August 27, 2008, the Partnership sold its last remaining investment property, Versailles on the Lake Apartments, located in Fort Wayne, Indiana, to a third party for $4,455,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $4,361,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,405,000. The sale resulted in a gain of approximately $3,007,000 during the nine months ended September 30, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt during the nine months ended September 30, 2008 of approximately $36,000 as a result of the write off of unamortized loan costs. This amount was included in loss from discontinued operations on the Statement of Discontinued Operations in “Item 8. Financial Statements and Supplementary Data”.

Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $3,088,000 for the nine months ended September 30, 2008 compared to net loss of approximately $339,000 for the year ended December 31, 2007. The increase in net income was due to a gain on sale of discontinued operations in 2008 and a decrease in loss from discontinued operations.

Excluding the impact of the gain on sale of discontinued operations in 2008, the Partnership’s loss from discontinued operations for the nine months ended September 30, 2008 was approximately $240,000 compared to loss from discontinued operations of approximately $339,000 for the year ended December 31, 2007. The decrease in loss from discontinued operations for the nine months ended September 30, 2008 compared to the year ended December 31, 2007 was due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses was due to decreases in operating, depreciation, interest and property tax expenses, partially offset by loss on early extinguishment of debt in 2008 as a result of the sale of Versailles on the Lake Apartments.

Included in general and administrative expenses on the Statement of Discontinued Operations in “Item 8. Financial Statements and Supplementary Data” for the nine months ended September 30, 2008 and the year ended December 31, 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the nine months ended September 30, 2008 was primarily due to a decrease in rental income as a result of the sale of Versailles on the Lake Apartments in August 2008.

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

During the period from October 1, 2008 to December 31, 2008, net assets in liquidation decreased by approximately $3,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents and receivables, partially offset by decreases in accounts payable, other liabilities and the estimated costs during the period of liquidation. The decrease in cash and cash equivalents, accounts payable and other liabilities is due to final payment of outstanding accounts payable and accrued liabilities. The decrease in receivables is primarily due to the return of deposits to the property. The decrease in the estimated costs during the period of liquidation is the result of a shorter estimated liquidation period as of December 31, 2008 as compared to September 30, 2008.

The statement of net assets in liquidation as of December 31, 2008 includes approximately $29,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2009.  Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

Liquidity and Capital Resources

The Partnership expects to liquidate by September 30, 2009 due to the sale of its remaining property and there are no other capital sources available to the Partnership.

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $348,000, compared to approximately $88,000 at December 31, 2007.  The increase in cash and cash equivalents of approximately $260,000 is due to approximately $4,264,000 of cash provided by investing activities, partially offset by approximately $4,004,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Versailles on the Lake Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage note payable as a result of the sale of Versailles on the Lake Apartments, repayments of advances from affiliate and distributions paid to partners, partially offset by advances received from affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $31,000 and $216,000, respectively, to fund operating expenses, capital improvements and fees associated with the 2007 refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest was charged at the prime rate plus 1% and interest expense on advances from AIMCO Properties, L.P. for the nine months ended September 30, 2008 and the year ended December 31, 2007 was approximately $39,000 and $77,000, respectively.  During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $879,000 and was included in due to affiliates on the Balance Sheet in “Item 8. Financial Statements and Supplementary Data”. During the nine months ended September 30, 2008 the outstanding advances and accrued interest were repaid.

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

During the year ended December 31, 2008, the Partnership paid a distribution of approximately $758,000 or $1,009.20 per limited partnership unit from proceeds from the sale of Versailles on the Lake Apartments.  There were no distributions paid during the year ended December 31, 2007. The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note C – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation - December 31, 2008

Statement of Changes in Net Assets in Liquidation for the Period from October 1, 2008 to December 31, 2008

Balance Sheet - December 31, 2007

Statements of Discontinued Operations for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Statements of Changes in Partners' Capital/Net Assets in Liquidation for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Statements of Cash Flows for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate I, L.P.

We have audited the accompanying balance sheet of Davidson Diversified Real Estate I, L.P. as of December 31, 2007, and the related statements of discontinued operations, changes in partners’ capital/net assets in liquidation, and cash flows for the year then ended, and the statements of discontinued operations, changes in partners’ capital/net assets in liquidation and cash flows for the period from January 1, 2008 to September 30, 2008. In addition, we have audited the statement of net assets in liquidation as of December 31, 2008, and the related statement of changes in net assets in liquidation for the period from October 1, 2008 to December 31, 2008. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Managing General Partner of Davidson Diversified Real Estate I, L.P. decided to liquidate the Partnership effective September 30, 2008.  As a result, the Partnership changed its basis of accounting as of September 30, 2008 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate I, L.P. at December 31, 2007, and the results of its discontinued operations and its cash flows the year then ended and for the period from January 1, 2008 to September 30, 2008, its net assets in liquidation as of December 31, 2008, and the changes in its net assets in liquidation for the period from October 1, 2008 to December 31, 2008, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

Davidson Diversified Real Estate I, L.P.

STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2008

Assets
Cash and cash equivalents	$ 328
Receivables	54
382
Liabilities
Other liabilities	8
Estimated costs to liquidate (Note B)	29
37
Net assets in liquidation	$ 345

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

For the Period from
October 1, 2008 to

December 31, 2008

Net assets in liquidation at beginning of period	$ 348

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(20)
Decrease in receivables	(40)
Decrease in accounts payable	35
Decrease in other liabilities	6
Decrease in estimated costs to liquidate	16
Net assets in liquidation at end of period	$ 345

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

BALANCE SHEET

 (in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents	$ 88
Receivables and deposits	318
Other assets	76
Investment property:
Land	191
Buildings and related personal property	6,191
6,382
Less accumulated depreciation	(4,979)
1,403

$ 1,885
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 14
Tenant security deposit liabilities	27
Accrued property taxes	98
Other liabilities	78
Due to affiliates (Note E)	1,200
Mortgage note payable (Note F)	2,405
3,822

Partners' Deficit
General partners	(59)
Limited partners (751.09 units issued and
outstanding)	(1,878)
(1,937)

$ 1,885

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
		(Restated)

Income from continuing operations	$ --	$ --
Income (loss) from discontinued
operations (Note A)
Revenues:
Rental income	594	908
Other income	124	159
Total revenues	718	1,067

Expenses:
Operating	491	671
General and administrative	67	98
Depreciation	202	304
Interest	111	238
Property taxes	51	95
Loss on extinguishment of debt
(Note G)	36	--
Total expenses	958	1,406

Loss from discontinued operations	(240)	(339)

Gain on sale of discontinued operations
(Notes E and G)	3,328	--
Net income (loss)	$ 3,088	$ (339)

Net income (loss) allocated to general
partners	$ 59	$ (17)

Net income (loss) allocated to limited
partners	3,029	(322)

	$ 3,088	$ (339)

Per limited partnership unit:
Loss from discontinued operations	$ (303.56)	$(428.43)
Gain on sale of discontinued operations	4,336.36	--
Net income (loss)	$4,032.80	$(428.43)

Distribution per limited partnership unit	$1,009.20	$ --

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

 (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	751.84	$ 1	$15,008	$15,009

Partners’ deficit at
December 31, 2006	751.59	$ (42)	$(1,556)	$(1,598)

Abandonment of Units (Note A)	(0.50)	--	--	--

Net loss for the year ended
December 31, 2007	--	(17)	(322)	(339)

Partners' deficit at
December 31, 2007	751.09	(59)	(1,878)	(1,937)

Distribution to partners	--	--	(758)	(758)

Net income for the nine months
ended September 30, 2008	--	59	3,029	3,088

Partners' capital at
September 30, 2008	751.09	$ --	$ 393	393

Adjustment to liquidation basis
(Notes A and B)				(45)

Net assets in liquidation at
September 30, 2008				$ 348

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

STATEMENTS OF CASH FLOWS

 (in thousands)

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 3,088	$ (339)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	202	304
Amortization of loan costs	11	14
Gain on sale of discontinued operations	(3,328)	--
Loss on early extinguishment of debt	36	--
Change in accounts:
Receivables and deposits	224	14
Other assets	29	3
Accounts payable	(35)	(35)
Tenant security deposit liabilities	(27)	3
Due to affiliate	(38)	(88)
Accrued property taxes	(98)	6
Other liabilities	(64)	11
Net cash used in operating activities	--	(107)

Cash flows from investing activities:
Property improvements and replacements	(97)	(224)
Net proceeds from sale of discontinued operations	4,361	--
Net cash provided by (used in) investing
activities	4,264	(224)

Cash flows from financing activities:
Payments on mortgage note payable	--	(42)
Repayment of mortgage notes payable	(2,405)	(2,138)
Proceeds from mortgage note payable	--	2,405
Distribution to partners	(758)	--
Loan costs paid	--	(52)
Advances from affiliate	31	216
Repayment of advances from affiliate	(872)	--
Net cash (used in) provided by financing
activities	(4,004)	389

Net increase in cash and cash equivalents	260	58

Cash and cash equivalents at beginning of period	88	30
Cash and cash equivalents at end of period	$ 348	$ 88

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 73	$ 220

At December 31, 2006, approximately $16,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Basis of Presentation

As of September 30, 2008, Davidson Diversified Real Estate I, L.P. (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note G – Disposition of Investment Property”). The general partner of the Partnership is Davidson Diversified Properties, Inc. (“Managing General Partner”), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for the nine months ended September 30, 2008 and year ended December 31, 2007 reflect the operations of Versailles on the Lake Apartments as loss from discontinued operations as a result of the property’s sale to a third party on August 27, 2008 (as discussed in “Note G”).

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting at September 30, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000, which is included in the Statements of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (45)

Note C - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a Delaware limited partnership organized on January 14, 1983. The Partnership's managing general partner is Davidson Diversified Properties, Inc. (the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

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

Allocations to Partners: Net loss from discontinued operations of the Partnership and taxable income (loss) are allocated 95% to the limited partners and 5% to the general partners. Net income (loss) per limited partnership unit was computed by dividing the net income (loss) allocated to the limited partners by 751.09 Units for both 2008 and 2007. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the Partnership Agreement.

Allocation of net income (loss) for tax purposes, arising from the occurrence of a sale or refinancing shall be allocated as follows:

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

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Investment Property: Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceed $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $328,000 and $68,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease and such deposits were included in receivables and deposits. Deposits were refunded when the tenant vacated, provided the tenant had not damaged the unit and was current on rental payments.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Advertising: The Partnership expensed the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $24,000 and $40,000 for the years ended December 31, 2008 and 2007, respectively.

Deferred Costs: At December 31, 2007, loan costs of approximately $52,000, net of accumulated amortization of approximately $5,000, were included in other assets and were being amortized over the term of the related loan agreement. Amortization expense was approximately $11,000 for the nine months ended September 30, 2008 and approximately $14,000 for the year ended December 31, 2007 and was included in interest expense. The balance of the loan costs of approximately $36,000 was expensed due to the sale of Versailles on the Lake Apartments and was recognized as loss on extinguishment of debt for the nine months ended September 30, 2008.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs were included in operating expenses.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", required disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it was practicable to estimate fair value.  Fair value was defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believed that the carrying amounts of its financial instruments (except for long term debt) approximated their fair value due to the short term maturity of these instruments.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008 and at that time determined no transition adjustment was required.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective September 30, 2008 and accordingly, it did not have a statement of operations for the year ended December 31, 2008.  The Federal taxable income for the year ended December 31, 2008 was $3,116,477, $2,980.85 per limited partnership unit.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

2007

Net loss as reported	$ (339)
Add (deduct):
Depreciation differences	146
Unearned income	(5)
Other	(24)
Federal taxable loss	$ (222)
Federal taxable loss per limited
partnership unit (1)	$ (245.42)

(1)   For 2008 and 2007, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (liabilities) at December 31, 2008 and 2007 (in thousands):

	2008	2007
Net assets (liabilities) as reported	$ 345	$(1,937)
Differences in basis of assets and liabilities:
Buildings and land	--	99
Accumulated depreciation	--	(157)
Other	44	25
Net assets (liabilities) - Federal tax basis	$ 389	$(1,970)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $52,000 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $59,000 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, which are included in general and administrative expenses and gain on sale of discontinued operations in 2008 and general and administrative expenses and investment property in 2007. The portion of these reimbursements included in gain on sale of discontinued operations for the nine months ended September 30, 2008 and investment property for the year ended December 31, 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $20,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $31,000 and $216,000, respectively, to fund operating expenses, capital improvements and fees associated with the 2007 refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest was charged at the prime rate plus 1% and interest expense on advances from AIMCO Properties, L.P. for the nine months ended September 30, 2008 and the year ended December 31, 2007 was approximately $39,000 and $77,000, respectively. During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $879,000, and was included in due to affiliates. During the nine months ended September 30, 2008 the outstanding advances and accrued interest were repaid.

The Partnership was liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 was included on the balance sheet in due to affiliate at December 31, 2007. Payment of the commissions could not be made to the affiliate until the limited partners had received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment. During the nine months ended September 30, 2008, the Managing General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return from the sale of the Partnership’s remaining investment property. Therefore, the Managing General Partner reversed the sales commissions previously accrued and mentioned above. This amount of approximately $321,000 is included in gain on sale of discontinued operations for the nine months ended September 30, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $30,000 and $28,000 for insurance coverage and fees associated with policy claims administration during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F – Refinancing of Mortgage Note Payable

On September 21, 2007, the Partnership refinanced the mortgage encumbering Versailles on the Lake Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $2,138,000, with a new mortgage loan in the principal amount of $2,405,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $2,405,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78% and reset monthly.  The variable interest rate increased to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $52,000 were capitalized, and were included in other assets at December 31, 2007.  Loan costs associated with the previous mortgage were fully amortized.

Note G – Disposition of Investment Property

On August 27, 2008, the Partnership sold its last remaining investment property, Versailles on the Lake Apartments, located in Fort Wayne, Indiana, to a third party for $4,455,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $4,361,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,405,000. The sale resulted in a gain of approximately $3,007,000 during the nine months ended September 30, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt during the nine months ended September 30, 2008 of approximately $36,000 as a result of the write off of unamortized loan costs. This amount is included in loss from discontinued operations.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, Promoters and Corporate Governance.

Davidson Diversified Real Estate I, L.P. (the "Partnership" or "Registrant") has no officers or directors. Davidson Diversified Properties, Inc. (the "Managing General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.	235.05	31.30%
(an affiliate of AIMCO)
CooperRiverProperties, L.L.C.	85.65	11.40%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	18.50	2.46%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	..25	0.03%
(an affiliate of AIMCO)

Cooper River Properties, L.L.C., AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

As of December 31, 2008, no director or officer of the Managing General Partner owns, nor do the directors or officers as a group own any of the Partnership's Units.  No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $52,000 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, which are included in operating expenses on the Statements of Discontinued Operations in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $59,000 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, which are included in general and administrative expenses and gain on sale of discontinued operations in 2008 and general and administrative expenses on the Statements of Discontinued Operations in “Item 8. Financial Statements and Supplementary Data” and investment property in 2007 on the Balance Sheet in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in gain on sale of discontinued operations for the nine months ended September 30, 2008 and investment property for the year ended December 31, 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $20,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008 and the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $31,000 and $216,000, respectively, to fund operating expenses, capital improvements and fees associated with the 2007 refinancing of the mortgage encumbering Versailles on The Lake Apartments. Interest was charged at the prime rate plus 1% and interest expense on advances from AIMCO Properties, L.P. for the nine months ended September 30, 2008 and the year ended December 31, 2007 was approximately $39,000 and $77,000, respectively. During the year ended December 31, 2007, the Partnership made a payment of accrued interest of approximately $100,000. At December 31, 2007, the amount of the outstanding advances and accrued interest was approximately $879,000, and was included in due to affiliates. During the nine months ended September 30, 2008 the outstanding advances and accrued interest were repaid.

The Partnership was liable to an affiliate of the Managing General Partner for real estate commissions in the amounts of approximately $125,000 for Revere Village Apartments and approximately $196,000 for Essex Apartments, both of which were sold in previous years. The total amount of approximately $321,000 was included on the balance sheet in due to affiliate at December 31, 2007. Payment of the commissions could not be made to the affiliate until the limited partners had received distributions equal to their original invested capital, plus 8% per annum cumulative non-compounded on their adjusted invested capital commencing on the last day of the calendar quarter in which each limited partner was admitted to the Partnership through the date of payment. During the nine months ended September 30, 2008, the Managing General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return from the sale of the Partnership’s remaining investment property. Therefore, the Managing General Partner reversed the sales commissions previously accrued and mentioned above. This amount of approximately $321,000 is included in gain on sale of discontinued operations for the nine months ended September 30, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $30,000 and $28,000 for insurance coverage and fees associated with policy claims administration during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 Units in the Partnership representing 45.19% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $35,000 for the years 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for each of the years 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following financial statements are included in Item 8.

Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation - December 31, 2008

Statement of Changes in Net Assets in Liquidation for the Period from October 1, 2008 to December 31, 2008

Balance Sheet - December 31, 2007

Statements of Discontinued Operations for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Statements of Changes in Partners' Capital/Net Assets in Liquidation for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Statements of Cash Flows for the Nine Months ended September 30, 2008 and Year ended December 31, 2007

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2009
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

3C              Amendment No. 2 dated December 28, 2007 to the Partnership Agreement is incorporated by reference to Exhibit 3C to the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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