Form 10-Q
period 2009-03-31
DAVIDSON DIVERSIFIED REAL ESTATE I LP
filed 2009-05-15
CIK 721673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Davidson Diversified Real Estate I, L.P.

STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 286	$ 328
Receivables	95	54
	381	382
Liabilities
Other liabilities	--	8
Estimated costs to liquidate (Note B)	22	29
	22	37
Net assets in liquidation	$ 359	$ 345

Note: The statement of net assets in liquidation at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months
Ended

March 31, 2009

Net assets in liquidation at January 1, 2009	$ 345

Revenues	16
Increase in receivables	41
Decrease in other liabilities	8
Decrease in estimated costs to liquidate	9
Adjustment to estimated costs to liquidate	(2)
Costs paid during liquidation period	(58)
Net assets in liquidation at end of period	$ 359

See Accompanying Notes to Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31, 2008

Income from continuing operations	$ --
Loss from discontinued operations (Note A)
Revenues:
Rental income	228
Other income	39
Total revenues	267

Expenses:
Operating	177
General and administrative	24
Depreciation	75
Interest	47
Property taxes	22
Total expenses	345

Net loss	$ (78)

Net loss allocated to general partners	$ (4)

Net loss allocated to limited partners	(74)

$ (78)

Net loss per limited partnership unit	$ (98.52)

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31, 2008

Cash flows from operating activities:
Net loss	$ (78)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	75
Amortization of loan costs	4
Change in accounts:
Receivables	1
Other assets	(17)
Accounts payable	1
Tenant security deposit liabilities	1
Due to affiliate	25
Accrued property taxes	22
Other liabilities	15
Net cash provided by operating activities	49

Cash flows used in investing activities:
Property improvements and replacements	(23)

Net increase in cash and cash equivalents	26

Cash and cash equivalents at beginning of period	88
Cash and cash equivalents at end of period	$ 114

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 32

See Accompanying Notes to Financial Statements

Davidson Diversified Real Estate I, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of September 30, 2008, Davidson Diversified Real Estate I, L.P. (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”). The general partner of the Partnership is Davidson Diversified Properties, Inc. (“Managing General Partner”), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of discontinued operations for the three months ended March 31, 2008 reflects the operations of Versailles on the Lake Apartments as loss from discontinued operations as a result of the property’s sale to a third party on August 27, 2008 (as discussed in “Note D”).

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting at September 30, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000. The net adjustments are summarized as follows:

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 for the three months ended March 31, 2008, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $10,000 for the three months ended March 31, 2008, which is included in general and administrative expenses.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D - Disposition of Investment Property

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

Note E - Contingencies

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

During the three months ended March 31, 2009, net assets in liquidation increased by approximately $14,000. The increase in net assets in liquidation is primarily due to revenues received as a result of collections of delinquent rents and utility reimbursements, partially offset by an increase in the estimated costs to liquidate.

The statement of net assets in liquidation as of March 31, 2009 includes approximately $22,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2009.  Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

Liquidity and Capital Resources

The Partnership expects to liquidate by September 30, 2009 due to the sale of its remaining property and there are no other capital sources available to the Partnership.

There were no distributions to the partners during the three months ended March 31, 2009 and 2008.  The Partnership's cash available for distribution is reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 339.45 limited partnership units (the "Units") in the Partnership representing 45.19% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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